Form 10-Q
period 2006-06-30
Kodiak Oil & Gas Corp
filed 2006-08-14
CIK 1322866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Commission File No. 001-32920

(Exact name of registrant as specified in its charter)

YUKON TERRITORY (State or other jurisdiction of incorporation or organization)	57-1191218 (I.R.S. Employer Identification No.)

1625 Broadway, Suite 330
Denver, Colorado 80202
(Address of principal executive offices, including zip code)

303-592-8075
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes        No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes        No

74,969,426 shares of no par value of the Registrant’s Common Stock were issued and outstanding as of August10, 2006.

_________________

KODIAK OIL & GAS CORP.

INDEX

Part I – Financial Information	Page

Item 1. Financial Statements (unaudited)	3

Consolidated Balance Sheets June 30, 2006 and December 31, 2005	3

Consolidated Statement of Operations and Deficit Three and Six Months Ended June 30, 2006 and 2005	4

Statement of Stockholders’ Equity June 30, 2006 and December 31, 2005	5

Statement of Cash Flows Six Months Ended June 30, 2006 and 2005	5

Notes to Consolidated Financial Statements June 30, 2006	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item 4. Controls and Procedures	20

Part II – Other Information

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	22

Item 6. Exhibits	22

Signatures

i

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KODIAK OIL & GAS CORP.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

ASSETS	June 30, 2006	December 31, 2005

Current assets:
Cash and cash equivalents	$ 27,494,962	$ 7,285,548
Accounts receivable
Trade	727,670	447,981
Accrued Sales	338,059	226,406
Prepaid expenses and other	179,276	30,631

Total Current Assets	28,739,967	7,990,566

Property and equipment (full cost method), at cost:
Proved oil and gas properties	19,222,253	11,277,307
Unproved oil and gas properties	14,571,338	6,307,903
Less-accumulated depletion, depreciation and amortization	(969,105)	(121,941)

	32,824,486	17,463,269

Other property and equipment, net of accumulated depreciation
of $79,479 in 2006 and $47,525 in 2005	166,388	183,481
Restricted Investment	228,000	153,000

Total Assets	$ 61,958,841	$ 25,790,316

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$ 3,757,340	$ 4,411,572
Noncurrent liabilities:
Asset retirement obligation	137,760	69,073

Total Liabilities	3,895,100	4,480,645

Commitments and Contingenicies
Stockholders’ equity:
Common stock, $0.01 par value: authorized-100,000,000
Issued: 74,886,426 shares in 2006 and 54,547,158 in 2005	748,864	545,472
Additional paid in capital	64,158,128	26,593,826
Accumulated deficit	(6,843,251)	(5,829,627)

Total Stockholders' Equity	58,063,741	21,309,671

Total Liabilities and Stockholders’ Equity	$ 61,958,841	$ 25,790,316

SEE ACCOMPANYING NOTES

KODIAK OIL & GAS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
UNAUDITED

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Revenues:
Gas production	$ 172,914	$ 13,545	$ 404,480	$ 13,545
Oil production	689,185	—	1,366,198	—
Interest	263,167	22,677	366,839	31,325

Total revenue	1,125,266	36,222	2,137,517	44,870

Cost and expenses:
Oil and gas production	236,746	63,633	349,660	74,347
Depletion, depreciation, amortization
and abandonment liability accretion	491,674	7,216	879,190	13,732
General and administrative	1,825,632	323,594	2,290,435	601,472
(Gain) /loss on currency exchange	(420,676)	130,655	(368,143)	171,278

Total costs and expenses	2,133,376	525,098	3,151,141	860,829

Net loss for the period	$(1,008,110)	$ (488,876)	$(1,013,624)	$ (815,959)

Basic & diluted weighted-average common shares
outstanding	74,398,514	44,810,540	67,045,923	44,810,540

Basic & diluted net loss per common share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)

SEE ACCOMPANYING NOTES

KODIAK OIL & GAS CORP.
STATEMENT OF STOCKHOLDERS’ EQUITY
UNAUDITED

	Common Stock		Contributed	Accumulated	Total
	Shares	Amount	Surplus	Deficit	Equity

Balance December 31, 2004:	33,875,283	$338,753	$ 8,324,261	$(3,824,536)	$ 4,838,478
Issuance of stocks for cash:
-pursuant to private placement	17,0	170,000	15,474,243		15,644,243
-pursuant to exercise of warrants	3,496,875	34,969	2,480,709		2,515,678
-pursant to exercise of options	1	1,000	11,122		12,122
Stock issuance costs			(292,370)		(292,370)
Employee stock options	75,000	750	54,750		55,500
Stock based compensation			541,111		541,111
Net loss				(2,005,091)	(2,005,091)

Balance December 31, 2005:	54,547,158	545,472	26,593,826	(5,829,627)	21,309,671

Issuance of stocks for cash:
-pursuant to private placement	19,514,268	195,142	39,249,295		39,444,437
-pursuant to exercise of options	825,000	8,250	103,212		111,462
Stock issuance costs			(2,909,298)		(2,909,298)
Stock based compensation			1,121,093		1,121,093
Net loss				(1,013,624)	(1,013,624)

Balance June 30, 2006:	74,886,426	$748,864	$ 64,158,128	$(6,843,251)	$ 58,063,741

SEE ACCOMPANYING NOTES

KODIAK OIL & GAS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Six Months Ended June 30,
	2006	2005

Reconciliation of net loss to net cash provided
by operating activities:
Net loss	$(1,013,624)	$ (488,876)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depletion, depreciation, amortization and
abandonment liability accretion	879,190	7,216
Stock based compensation	1,121,093	—
Changes in currrent assets and liabilites
Accounts receivable-Trade	(279,688)	(205,799)
Accounts receivable-Accrued Sales	(111,653)	(13,545)
Prepaid expenses and other	(148,645)	(779,990)
Accounts payable	1,235,171	555,250

Net cash provided (used) by operating activities	1,681,844	(925,744)

Cash flows from investing activities
Oil and gas properties	(18,029,171)	(2,150,878)
Equipment	(14,860)	(13,889)
Restricted investment	(75,000)	—

Net cash used for investing activities	(18,119,031)	(2,164,767)

Financing Activity
Proceeds from the issuance of shares	39,555,900	12,122
Issuance costs	(2,909,299)	—

Net cash provided by financing activities	36,646,601	12,122

Net change in cash and cash equivalents	20,209,414	(3,078,389)

Cash and cash equivalents at beginning of year	7,285,548	7,741,362

Cash and cash equivalents at end of the period	$ 27,494,962	$ 4,662,973

Non-cash Items
Oil & Gas Property accrual included in Accounts Payable	$ 1,417,236	$ 81,326

Asset retirement obligation	$ 65,941	$ —

SEE ACCOMPANYING NOTES

KODIAK OIL & GAS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization

Description of Operations

        Kodiak Oil and Gas Corp. and subsidiaries (“Kodiak” or the “Company”) is a public company dually listed for trading on the American Stock Exchange (AMEX) and the TSX Venture Exchange and whose corporate headquarters are located in Denver, Colorado, USA. The Company is an independent energy company engaged in the exploration, exploitation, development, acquisition and production of natural gas and crude oil entirely in the western United States.

        The Company was incorporated (continued) in the Yukon Territory on September 28, 2001.

Note 2 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Kodiak Oil & Gas (USA) Inc. All significant inter-company balances and transactions have been eliminated. The majority of the Corporation’s business is transacted in US dollars and, accordingly, the financial statements are expressed in US dollars. The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s results for the periods presented. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 20F for the fiscal year ended December 31, 2005. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

        Certain amounts in the 2005 unaudited consolidated financial statements have been reclassified to conform to the 2006 unaudited consolidated financial statement presentation; such reclassifications had no effect on the 2005 net loss.

Use of Estimates in the Preparation of Financial Statements

        The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of oil and gas reserves, assets and liabilities and disclosure of contingent assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances. Although actual results may differ from these estimates under different assumptions or conditions, the Company believes that its estimates are reasonable.

Cash and Cash Equivalents

        Cash and cash equivalents consist of all highly liquid investments that are readily convertible to cash and have maturities of three months or less when purchased. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments.

Restricted Investment

        The restricted investment balance as of June 30, 2006 is comprised of: (a) $175,000 certificate of deposit to collateralize a surety bond to provide for state bonding requirements for plugging and abandonment liabilities; and (b) $53,000 certificate of deposit to collateralize the costs of office improvements that will be released over the five year term of the lease at $10,600 per year. At December 31, 2005 the balance is comprised of: (a) $100,000 certificate of deposit to collateralize a surety bond to provide for state bonding requirements for plugging and abandonment liabilities; and (b) $53,000 certificate of deposit to collateralize the costs of office improvements that will be released over the five year term of the lease at $10,600 per year.

Concentration of Credit Risk

        The Company’s cash equivalents and short-term investments are exposed to concentrations of credit risk. The Company manages and controls this risk by investing these funds with major financial institutions.

        The Company’s receivables are comprised of oil and gas revenue receivables and joint interest billings receivable. The amounts are due from a limited number of entities. Therefore, the collectability is dependent upon the general economic conditions of the few purchasers and joint interest owners. The receivables are not collateralized. However, to date the Company has had minimal bad debts.

Oil and Gas Producing Activities

        The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and gas properties are initially capitalized into a single cost center (“full cost pool”). Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition and exploration activities. Proceeds from property sales are generally credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to theses costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full costs pool.

        Costs capitalized, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers. The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

        For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil.

        Under the full costs method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost, or estimated fair value, if lower of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net revenues is computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions.

Other Property and Equipment

        Other property and equipment such as office furniture and equipment, vehicles, and computer hardware and software are recorded at cost. Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repair costs are expensed when incurred. Depreciation is recorded using the straight-line method over the estimated useful lives of three years for computer equipment, and five years for office equipment and vehicles. When other property and equipment is sold or retired, the capitalized costs and related accumulated depreciation are removed from the accounts.

Fair Value of Financial Instruments

        The Company’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments.

Stock-Based Compensation

        The Company has historically accounted for stock-based compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. This statement requires us to record an expense associated with the fair value of stock-based compensation. We currently use the Black-Scholes option valuation model to calculate stock based compensation at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimate.

Asset Retirement Obligation

        The Company follows SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties in the consolidated balance sheets. The Company depletes the amount added to proved oil and gas property costs. The future cash outflows associated with settling the asset retirement obligations that have been accrued in the accompanying balance sheets are excluded from the ceiling test calculations. The Company also depletes the estimated dismantlement and abandonment costs, net of salvage values, associated with future development activities that have not yet been capitalized as asset retirement obligations. These costs are also included in the ceiling test calculation. The asset retirement liability will be allocated to operating expense by using a systematic and rational method. The Company has recorded a net asset of $135,615, a related liability of $137,760 (using a 8.5% discount rate and a 2.97% inflation rate). The information below reconciles the value of the asset retirement obligation for the periods presented.

	Period ended June 30, 2006	Period ended December 31, 2005

Balance beginning of period	$ 69,073	$ —
Liabilities incurred	65,941	67,000
Liabilities settled	—	—
Revisions in estimated cash flows	—	—
Accretion expense	2,746	2,073

Balance end of period	$137,760	$69,073

Recently Issued Accounting Pronouncements:

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No.133 and 140.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 was issued to eliminate the exemption from applying SFAS No.133 to interests in securitized financial assets so that similar instruments are accounted for in a similar fashion, regardless of the instrument’s form. The Company does not believe that its financial position, results of operations or cash flows will be impacted by SFAS No.155 as the Company does not currently hold any hybrid financial instruments.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 would not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 3 — Property Acquisition

In March 2006, the Company completed the acquisition of 10,629 gross (9,566 net) acres of mineral leasehold in Sweetwater County, Wyoming for $6.9 million cash. The acreage is part of the Company’s Vermillion Basin projects.

Note 4 — Common Stock

On March 8, 2006, the Company issued 19,514,268 common shares in a private placement to a group of accredited investors for gross proceeds of $39,444,438. The Company paid commissions and expenses of $2,909,298.

Note 5 — Compensation Plan

Stock-based Compensation Plan

The Company has a stock-based compensation plan whereby share purchase options may be granted with an exercise price equal to the trading value when granted. The total number of share purchase options outstanding cannot exceed 10% of the total number of shares issued.

For the three and six month periods ended June 30, 2006, the Company recorded stock-based compensation of $1,069,850 and $1,121,093, respectively. The Company did not grant any options during the same periods ended June 30, 2005.

The following assumptions were used for the Black-Scholes model:

June 30, 2006

Risk free rates	5.09%
Dividend yield	0%
Expected volatility	64.92%
Weighted average expected stock option life	3.2 yrs

The weighted average fair value at the date of grant for stock options granted is as follows:

Weighted average fair value per share	$ 1.71
Total options granted	1,635,000
Total weighted average fair value of options granted	$2,213,544

Note 6 — Stock Options

A summary of the stock options outstanding is as follows:

	Number of Options	Weighted Average Exercise Price

Balance outstanding at December 31, 2004	3,138,500	$0.38
Granted	900,000	$1.03
Exercised	(100,000)	$0.13

Balance outstanding at December 31, 2005	3,938,500	$0.55
Granted	1,635,000	$3.38
Exercised	(825,000)	$0.13

Balance outstanding at June 30, 2006	4,748,500	$1.48

Options exercisable at June 30, 2006	3,362,500

At June 30, 2006, stock options outstanding are as follows:

Exercise Price	Number of Shares	Expiry Date

$0.13	462,000	December 4, 2008
$0.45	1,000,000	March 1, 2009
$0.90	751,500	August 23, 2009
$1.08	900,000	October 16, 2010
$2.09	50,000	March 12, 2011
$3.14	1,300,000	April 14, 2011
$4.03	285,000	June 28, 2011

	4,748,500

All stock option exercise prices have been converted to US dollars as of June 30, 2006 based upon the current exchange rate at June 30, 2006.

Note 7 — Commitments and Contingencies

The Company leases office facilities under an operating lease agreement that expires on June 30, 2010. Rent expense was $48,200, $29,200, and $19,000 in 2005, 2004, and 2003 respectively. The Company has no other capital leases and no other operating lease commitments.

The following table shows the annual rentals per year for the life of the lease:

Years Ending December 31,
2006	$ 31,600
2007	66,900
2008	70,800
2009	75,300
2010	39,900

Total	$284,500

During the year ended December 31, 2004, the Company entered into three one-year employment agreements. Each agreement includes the issue of 50,000 common shares, of which 25,000 were issued upon commencement and 25,000 were issued in 2005.

As is customary in the oil and gas industry, the Company may at times have commitments in place to reserve or earn certain acreage positions or wells. If the Company does not pay such commitments, the acreage positions or wells may be lost.

Note 8 — Differences Between Canadian and United States Accounting Principles

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which differ in certain respects with those principles and practices that the Company would have followed had its financial statements been prepared in accordance with accounting principles and practices generally accepted in Canada.

The Company’s accounting principles generally accepted in the United States of American differ from accounting principles generally accepted in Canada as follows:

a)	Stock-based Compensation

The Company grants stock options at exercise prices equal to the fair market value of the Company’s stock at the date of the grant. Under Statement of Financial Accounting Standards No. 123 the Company had accounted for its employee stock options under the fair value method. The fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends, and the risk-free interest rate over the expected life of the option.

As a result of the new recommendations of the Canadian Institute of Chartered Accountants regarding accounting for stock-based compensation, there is no difference between Canadian GAAP and US GAAP for the three month periods ended June 30, 2006 or 2005.

b)	Comprehensive Loss

US GAAP requires disclosure of comprehensive loss which, for the Company is net loss under US GAAP plus the change in cumulative translation adjustment under US GAAP.

The concept of comprehensive loss does not come into effect until fiscal years beginning on or after October 1, 2006 for Canadian GAAP. New Accounting Standards Management does not believe that any recently issued, not yet effective, accounting standards if currently adopted could have a material effect on the accompanying financial statements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Quarterly Report, other than statements of historical facts, address matters that the Company reasonably expects, believes or anticipates will or may occur in the future. Forward-looking statements may relate to, among other things:

•	the Company's future financial position, including working capital and anticipated cash flow;

•	the risks of the oil and gas industry, such as operational risks in exploring for, developing and producing crude oil and natural gas;

•	market demand;

•	risks and uncertainties involving geology of oil and gas deposits;

•	the uncertainty of reserve estimates and reserves life;

•	the uncertainty of estimates and projections relating to production, costs and expenses;

•	potential delays or changes in plans with respect to exploration or development projects or capital expenditures;

•	fluctuations in oil and gas prices, foreign currency exchange rates and interest rates;

•	health, safety and environmental risks;

•	uncertainties as to the availability and cost of financing; and

•	the possibility that government policies or laws may change or governmental approvals may be delayed or withheld.

Other sections of the Quarterly Report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Our forward-looking statements contained in this Quarterly Report are made as of the respective dates set forth in this Quarterly Report. Such forward-looking statements are based on the beliefs, expectations and opinions of management as of the date the statements are made. We do not intend to update these forward-looking statements, except as otherwise required by law. For the reasons set forth above, investors should not place undue reliance on forward-looking statements.

Overall Performance

Kodiak Oil & Gas Corp. is a public company dually listed on the American Stock and Options Exchange (AMEX) and the TSX Venture Exchange, trading symbol “KOG”, and is engaged in the business of exploration and development of oil and gas properties. The Company’s principal focus is on the exploration and development of oil and gas properties within two producing basins in the Rocky Mountain Region. The Company is exploring for natural gas in the Green River Basin in southwestern Wyoming and oil in the Williston Basin in Montana and North Dakota.

Exploratory Activity

Williston Basin-Grizzly Prospect

The Grizzly prospect is part of the Middle Bakken horizontal oil play that has been developed from Richland County, Montana into McKenzie County, North Dakota. The Company’s initial test well, the Kodiak Grizzly 13-6H, (62.5% working interest – Kodiak operated), has been drilled to a vertical depth of 10,500 feet with dual-laterals for total measured depth of 19,397 feet. The well was put on production July 22 and produced 820 gross (423 net) barrels of oil through July 31, 2006. The well was placed on production flowing naturally without stimulation or artificial lift. Reservoir engineering is currently being completed and pumping facilities are being installed. We intend to complete fracture stimulation procedures at a later date. Kodiak’s share of the drilling and completion costs to date is $3 million. Approximately two miles to the west, the Company is drilling the Kodiak Federal #4-11H well at an approximate depth of 11,200 feet (Total Measured Depth “TMD”), with a projected TMD of 26,500 feet based upon a tri-lateral well. Kodiak’s share (62.5% working interest – Kodiak operated) of the costs for drilling and completion is estimated to be $2.5 million.

Williston Basin-Wrangler/Lowell Prospect

The Company has completed a 20-square-mile 3-D seismic shoot over its Wrangler/Lowell prospect (50% WI –Kodiak operated) in Sheridan County, Montana. The seismic program was completed immediately to the west of the Company’s four producing Mission Canyon Formation wells. The seismic data will be processed and evaluated. Kodiak has permitted two development locations in an attempt to further delineate its current Field with development drilling scheduled for late 2006. The Company’s share of the seismic program was $450,000 and its share of two development wells is expected to be $1million.

Williston Basin-Great Bear Prospect

The Great Bear prospect is located in Divide County, North Dakota. The Company participated in the drilling of two wells in late 2005 and early 2006. The Pederson well (43.75% working interest-Kodiak operated) was drilled to a vertical depth of 10,500 feet and horizontally for 3,800 feet to evaluate the oil potential of the Red River C Formation. Initial production testing of the well resulted in 100% water. The liner in the lateral portion of the well was pulled and a cement plug was set approximately 300 feet into the lateral well bore. The well swabbed at an approximate rate of 300 barrels of fluid per day with up to 13% oil cut. By putting the well on pump we can further determine the amount of fluids that can be produced on a regular basis and determine the volume of oil production prior to additional drilling. Production facilities have been installed and we are waiting on electricity to run the pumping unit. Production operations should commence in August.

Green River Basin — Vermillion Basin Deep-Gas Prospect

Permitting procedures are in process for several wells on Kodiak’s Vermillion Basin acreage in Sweetwater County, Wyoming. Kodiak currently controls 49,427 gross acres (29,767 net), giving it the potential for nearly 750 locations based upon a 40-acre spacing pattern. Currently these wells cost $4.5-5.0 MM per well for drilling and completion.

The North Trail-State #4-36 (approximate 48% WI – Kodiak operated) is a proposed 14,625 foot test of the Baxter Shale and Frontier and Dakota sandstones. The nearest third-party production from the targeted Formations is approximately three miles southwest of the proposed location. The Trail #31 well was placed on production in June 2006 with an initial flow rate of 3.8 MMcf per day. Drilling operations on the North Trail-State #4-36 is expected to commence during the fall of 2006.

Kodiak is permitting four wells in its Horseshoe Basin Unit to test the Baxter Shale and Frontier and Dakota sandstones. The nearest third-party production from the targeted Formations is located approximately six miles east in the Canyon Creek and Whiskey Canyon Units. The HB Unit #5-3 (approximate 40% WI – Kodiak operated) well will be drilled to a total depth of 13,750 feet. Pipeline right-of-way is in process and it is anticipated that drilling will commence in late fall 2006.

Approximately six miles northwest of the North Trail #4-36 and 15 miles northeast of the Horseshoe Basin Unit, Kodiak has permitted the #1-8 CR Unit (approx. 45% WI – Kodiak operated) well in its Chicken Ranch Unit. The proposed total depth is 14,800 feet to test the productive potential of the Baxter Shale and Frontier and Dakota sandstones. The Company estimates that the well will spud in early 2007, subject to BLM lease stipulations.

Green River Basin — Vermillion Basin Shallow-Gas Prospect

The Company intends to participate in three Almond test wells (approximate depth of 6,000 feet) on its Chicken Springs Prospect (50% WI; non-operator) in Sweetwater County, Wyoming. The locations will be drilled vertically to test the natural gas potential of the Almond sands. The wells are direct offsets to the Company’s three producing wells in the field. The Company’s share of the drilling and completion costs is estimated at $1.3 million In addition, Kodiak recently participated for its working interest in fracture stimulation work on the #2-31H well. This horizontal well was drilled in late 2005 and tested the natural gas potential of the Almond coals. The frac fluid is currently being flowed back and production information is not available at this time.

Product Prices and Production

Our results of operations and financial condition are significantly affected by oil and natural gas commodity prices, which can fluctuate dramatically. The commodity prices are beyond the company’s control and are difficult to predict. Oil and gas volume and price realization comparisons for the indicated periods are set forth below. The Company does not hedge any of its production.

	Six Months Ended June 30,

	2006		2005		% Change

	Volume	Price	Volume	Price	Volume	Price

Gas (Mcf)	94,139	$ 6.55	5,877	$5.43	1501.81%	20.63%
Oil (Bbls)	23,982	$56.97	—	$ —	100.00%	100.00%

	Three Months Ended June 30,

	2006		2005		% Change

	Volume	Price	Volume	Price	Volume	Price

Gas (Mcf)	25,760	$ 5.53	5,877	$5.43	338.31%	1.84%
Oil (Bbls)	10,989	$62.72	—	$ —	100.00%	100.00%

Exploration and Development Costs

We have continued to see a cost escalation in rig rates, field service costs, material prices, and all costs associated with drilling, completing and operating wells. The prices received for domestic production of oil and gas have increased significantly during the past several years, and are continuing to increase in response to global political issues and domestic shortages.  As a result, the cost of the services we need to drill, complete and operate wells have also increased and in some cases shortages have developed.  For example, there are an inadequate number of drilling rigs in the west to satisfy the drilling needs of exploration companies such as Kodiak.  We believe that the trend toward increasing costs and equipment shortages are likely to continue in the near future. Although we have a formal process for establishing a drilling budget, we continue to adjust this budget as additional opportunities arise or as the economics of our planned activities change.

Results of Operations

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The Company reported a net loss for the six months ended June 30, 2006 of $1,013,624 compared with a net loss of $815,959 for the same period in 2005. Gas production volumes were 94,139 Mcf for the six month period ended June 30, 2006, compared to 5,877 Mcf for the six month period ending June 30, 2005. Oil production volumes were 23,982 barrels for the six month periods ended June 30, 2006, compared to no oil sales during the same period in 2005. As shown above, total gas price realizations increased 20.63% to $6.55 per Mcf for the six month period ended June 30, 2006 compared to the same period ending June 30, 2005. Oil price realizations were $56.97 per barrel for the period ended June 30, 2006. The net effect of the pricing and volume changes resulted in oil and gas revenues of $1,770,678 for the six month periods ended June 30, 2006 compared to $13,545 for the same period ending June 30, 2005. Income before depreciation, depletion and amortization, gain on foreign currency exchange, and stock based compensation charges was $618,516 for the six month periods ended June 30, 2006 as compared to loss of $630,949 the same period ending June 30, 2005.

The Company recorded lease operating expense of $349,660 during the six month period ended June 30, 2006, as compared to $74,347 during the same period in 2005. Production taxes increased from zero for the six month period ended June 30, 2005 to $53,878 for the six month period ended June 30, 2006. Depreciation, depletion, amortization and abandonment liability accretion was $879,190 for the six month period ended June 30, 2006 compared to $13,732 for the same period in 2005. The changes in these expenses reflect the Company’s growing production base, number of producing wells and revenues, and the effect of workover expense on two wells in Wyoming.

The Company’s general and administrative costs of $2,290,435 during the six months ended June 30, 2006 compares to $601,472 for the same period in 2005. The increase in general and administrative expenses is a result of the Company’s increased staffing requirements, increased salary expenses and level of activity. The Company currently has ten full time employees and two part time employees, an increase of six from the same period in 2005. Salary and payroll expense for the six month period ended June 20, 2006 was $1,736,900 compared to $374,000 for the same period in 2005. Included in the June 30, 2006 general and administrative expense is a stock based compensation charge of $1,121,093 for options issued to Officers, Directors and employees in compliance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. On April 17, 2006 the Company granted each Director of the Company the option to acquire 100,000 shares within five years at a price of Cdn$3.51 (US$3.14), the market close on April 13, 2006. Additionally the two principal officers of the Company were each granted an option to acquire 400,000 shares at the same price, of which 100,000 shares vested immediately and 150,000 shares vest on April 1, 2007 and 2008. On June 28, 2006, the Company granted one newly appointed director 100,000 options and four employees the option to acquire a total of 185,000 shares, within five years at an option price of US$4.03. These options vest over a one to three year period. There was no such charge the previous year. In addition, the Company began paying independent directors fees during the quarter ended June 30, 2006 of $5,000 per director and $1,500 for the Audit Committee Chairman for a total charge of $16,500 for the 2nd quarter. Legal and accounting services for the three month period ended June 30, 2006 were $210,000 as compared to $37,000 for the same period ended June 30, 2005. These higher costs are due to the additional costs related to outside accounting services, the Company’s filings with the Securities and Exchange Commission, costs associated with the application for trading on the AMEX, and costs incurred for year end reporting to shareholders. The Company commenced trading on the AMEX on June 21, 2006.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The Company reported a net loss for the three months ended June 30, 2006 of $1,008,110 compared with a net loss of $488,876 for the same period in 2005. Gas production volumes were 25,760 Mcf for the three month period ended June 30, 2006 and compared to 5,877 Mcf for the three month period ending June 30, 2005. Oil production volumes were 10,989 barrels for the three month period ended June 30, 2006 compared to no oil sales during the same period in 2005. As the oil and gas price and volume table above shows, total gas price realizations increased 1.84% to $5.53 per Mcf for the three month period ended June 30, 2006 compared to the same period ending June 30, 2005. Oil price realizations were $62.72 per barrel for the three month period ended June 30, 2006. The net effect of the pricing and volume changes resulted in oil and gas revenues of $862,099 for the three month periods ended June 30, 2006 compared to $13,545 for the same period ending June 30, 2005. Income before depreciation, depletion and amortization, foreign currency exchange, and stock based compensation charges was $132,738 for the three month periods ended June 30, 2006 as compared to loss of $351,005 the same period ending June 30, 2005.

The Company recorded lease operating expense of $236,746 during the three month period ended June 30, 2006, as compared to $63,633 during the same period in 2005. Production taxes increased from zero for the three month period ended June 30, 2005 to $49,984 for the three month period ended June 30, 2006. Depreciation, depletion, amortization and abandonment liability accretion was $377,294 for the three month period ended June 30, 2006 compared to $7,216 for the same period in 2005. The changes in these expenses reflect the Company’s growing production base, number of producing wells and revenues.

The Company’s general and administrative costs of $1,825,632 during the three months ended June 30, 2006 compares to $323,594 for the same period in 2005. The increase in general and administrative expenses is a result of the Company’s increased staffing requirements and level of activity. The Company currently has ten full time employees and two part time employees, an increase of six from the same period in 2005. Included in the June 30, 2006 general and administrative expense is a stock based compensation charge of $1,069,850 for options issued to Officers, Directors and employees in compliance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. On April 17, 2006 the Company granted each Director of the Company the option to acquire 100,000 shares within five years at a price of Cdn$3.51 (US$3.14), the market close of the at April 13, 2006. Additionally the two principal officers of the Company were each granted an option to acquire 400,000 shares at the same price of which 100,000 shares vested immediately and 150,000 shares vest on April 1, 2007 and 2008. On June 28, 2006, the Company granted one newly appointed director 100,000 options and four employees the option to acquire a total of 185,000 shares, within five years at an option price of US$4.03. These options vest over a one to three year period. Legal and accounting services for the three month period ended June 30, 2006 were $131,832 as compared to $18,863 for the same period ended June 30, 2005. These higher costs are due to the additional costs related to outside accounting services, the Company’s filings with the Securities and Exchange Commission, costs associated with the application for trading on the AMEX, and costs incurred for year end reporting to shareholders. The Company began trading on the AMEX on June 21, 2006, incurred costs associated with that listing, and costs incurred for year end reporting to shareholders.

Liquidity and Capital Resources

As of June 30, 2006, the Company had working capital of $24,982,627 with no long term debt. The Company believes that its current working capital will fund the Company’s anticipated exploration and development drilling program through December 31, 2006.

During the six and three month periods ended June 30, 2006, the Company’s share of exploration and development costs was $16,208,381 and $4,486,048 respectively. Included in the six month expenditures was $6.9 million for the acquisition of mineral leaseholds in the Company’s Vermillion Basin projects. As a result of such property acquisitions, the Company has revised its budgeted capital expenditures to reduce drilling expenditures on lower priority exploration prospects. Drilling expenditures for the shallow zones in the Vermillion Basin have been reduced as these zones will be evaluated while drilling the deeper formations in late 2006 and early 2007. Expenditures for the Red River Formation in the Williston Basin have also been reduced due to the lack of definitive results from our earlier drilling, and the lack of rig availability until after year-end. The initial exploratory test is currently being put on production, as electrical lines are being installed, and the seismic data is being reevaluated before additional drilling will occur. The drilling rig that the Company currently controls in the Williston will be released after our third Bakken well is drilled in late third quarter and will not be available until late 2006 or early 2007, when we would expect to expand our drilling of the Red River Formation. The Company believes that this reallocation of capital will provide the Company adequate capital resources to undertake planned drilling activity on the Vermillion Basin deep gas play.

Future expenditures will be subject to drilling rig availability and the results of continued production. The Company anticipates capital of expenditures of approximately $16 million over the remaining six months of 2006. The costs will be allocated between the Green River Basin ($10 million) and the Williston Basin ($6 million). Existing working capital and anticipated cash flow from operations are expected to be sufficient to fund operations and capital commitments into early 2007. As of June 30, 2006, the Company had no lines of credit or other bank financing arrangements. The Company has no defined benefit plan and no obligation for post retirement employee benefits.

Financial Instruments and Other Instruments

As at June 30, 2006 the Company has cash, accounts payable and accrued liabilities which are carried at approximate fair value because of the short maturity date of those instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Critical Accounting Policies and Estimates

We refer you to the corresponding section in Part I, Item 5 of our Annual Report on Form 20F for the year ended December 31, 2005.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements at June 30, 2006.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

OIL AND GAS PRICE FLUCTUATIONS

Our primary market risk is market changes in oil and natural gas prices.  Prospective revenues from the sale of products or properties will be impacted by oil and natural gas prices.  A $1.00 per mcf change in the market price of natural gas will result in approximately a $94,000 change in our gross gas production revenue. A $1.00 per barrel change in the market price of oil will result in approximately a $24,000 change in our gross oil production revenue. The impact on any potential sale of property cannot be readily determined.

INTEREST RATE FLUCTUATIONS

We currently maintain some of our available cash in redeemable short term investments and our reported interest income from these short term investments could be adversely affected by any material changes in US dollar interest rates.  A 1% change in the interest rate would have approximately a $92,000 impact if all of our cash was invested in interest bearing notes.

ITEM 4.   CONTROLS AND PROCEDURES

The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud. By their nature, our or any system of disclosure controls and procedures can provide only reasonable assurance regarding management’s control objectives.

Under the supervision and with the participation of our management we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2006. On the basis of this review, our management, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There were no changes in the Company’s internal controls over financial reporting that occurred in the first fiscal quarter of 2006 that materially affected or were reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 1A.   RISK FACTORS

Information about material risks related to the Company’s business, financial condition and results of operations for the three and six months ended June 30, 2006, does not materially differ from that set out in “Risk Factors” of the Company’s Annual Report on Form 20F for the year ended December 31, 2005.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March and June 2006, we issued 825,000 common shares to four of our executive officers and directors, pursuant to the exercise of stock options. The aggregate exercise price of the options was $111,462. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933 because the executive officers and directors have knowledge of all material information relating to us. Proceeds of the transaction were used for general corporate purposes.

Optionee	Options Exercised	Exercise Price	Proceeds	Use of Proceeds

Directors	225,000	$ 0.13	$30,543	Working Capital
Officers & Directors	600,000	$ 0.13	$80,919	Working Capital

Totals	825,000		$ 111,462

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of stockholders was held on June 21, 2006, for the purpose of electing five directors, ratifying the appointment of Hein & Associates LLP as the Company’s independent registered public accounting firm (For: 33,670,038, Against: 2,300), and approval of the Company’s Incentive Stock Option Plan (For: 31,875,438, Against: 1,796,900). Each director was elected by a majority vote. The directors elected and the vote tabulation for each director is as follows:

Director	For	Withheld

James E. Catlin	33,651,738	20,600
Hugh J. Graham	33,651,738	20,600
Rodney D. Knutson	33,651,738	20,600
Herrick K. Lidstone, Jr	33,651,738	20,600
Lynn A. Peterson	33,651,738	20,600

ITEM 5.   OTHER INFORMATION

None.

Additional information relating to the Company is available on SEDAR at www.sedar.com

ITEM 6.   EXHIBITS

(a)	Exhibits

31.1	Certification of the Chief Executive Officer and Chief Accounting Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KODIAK OIL & GAS CORP.
(Registrant)

/s/ Lynn A. Peterson
_______________________________
Lynn A. Peterson
President

Dated:   August 11, 2006