Form 10-Q
period 2006-09-30
Kodiak Oil & Gas Corp
filed 2006-11-14
CIK 1322866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

Commission File No. 001-32920

KODIAK OIL & GAS CORP.

(Exact name of registrant as specified in its charter)

YUKON TERRITORY (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

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

74,969,426 shares of no par value of the Registrant's Common Stock were issued and outstanding as of October 27, 2006.

___________________________

KODIAK OIL & GAS CORP.

PART          1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KODIAK OIL & GAS CORP.

CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	September 30,	December 31,
ASSETS	2006	2005
Current assets:
Cash and cash equivalents	$ 21,432,860	$ 7,285,548
Accounts receivable
Trade	1,126,530	447,981
Accrued Sales	430,659	226,406
Prepaid expenses and other	138,092	30,631

Total Current Assets	23,128,141	7,990,566

Property and equipment (full cost method), at cost:
Proved oil and gas properties	26,191,988	11,277,307
Unproved oil and gas properties	12,010,614	6,307,903
Less-accumulated depletion, depreciation and amortization	(1,443,314)	(121,941)
	36,759,288	17,463,269
Other property and equipment, net of accumulated depreciation
of $95,904 in 2006 and $47,525 in 2005	158,561	183,481
Restricted Investment	217,400	153,000

Total Assets	$ 60,263,390	$ 25,790,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$ 2,103,383	$ 4,411,572

Noncurrent liabilities:
Asset retirement obligation	159,065	69,073
Total Liabilities	2,262,448	4,480,645

Commitments and Contingencies - Note 7
Stockholders’ equity:
Common stock, $0.01 par value: authorized-100,000,000
Issued: 74,969,426 shares in 2006 and 54,547,158 in 2005	749,694	545,472
Additional paid in capital	64,483,787	26,593,826
Accumulated deficit	(7,232,539)	(5,829,627)

Total Stockholders’ Equity	58,000,942	21,309,671

Total Liabilities and Stockholders’ Equity	$ 60,263,390	$ 25,790,316

SEE ACCOMPANYING NOTES

KODIAK OIL & GAS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Revenues:
Gas production	$ 143,504	$ 65,315	$ 558,768	$ 78,860
Oil production	897,085	22,656	2,252,499	22,656
Interest	232,446	39,402	599,285	70,727

Total revenue	1,273,035	127,373	3,410,552	172,243

Cost and expenses:
Oil and gas production	194,021	55,693	543,681	130,039
Depletion, depreciation, amortization
and abandonment liability accretion	494,829	15,287	1,374,019	29,019
General and administrative	980,100	289,791	3,270,534	891,263
Gain on currency exchange	(6,627)	(181,146)	(374,770)	(9,868)

Total costs and expenses	1,662,323	179,625	4,813,464	1,040,453

Net loss for the period	$ (389,288)	$ (52,252)	$(1,402,912)	$ (868,210)

Basic & diluted weighted-average common
shares outstanding	74,939,654	44,825,221	69,706,082	42,825,894

Basic & diluted net loss per common share	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.02)

SEE ACCOMPANYING NOTES

KODIAK OIL & GAS CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock		Contributed	Accumulated	Total
	Shares	Amount	Surplus	Deficit	Equity

Balance December 31, 2004:	33,875,283	$ 338,753	$ 8,324,261	$ (3,824,536)	$ 4,838,478

Issuance of stocks for cash:
-pursuant to private placement	17,000,000	170,000	15,474,243		15,644,243
-pursuant to exercise of warrants	3,496,875	34,969	2,480,709		2,515,678
-pursuant to exercise of options	100,000	1,000	11,122		12,122
Stock issuance costs			(292,370)		(292,370)
Employee stock options	75,000	750	54,750		55,500
Stock based compensation			541,111		541,111
Net loss				(2,005,091)	(2,005,091)

Balance December 31, 2005:	54,547,158	545,472	26,593,826	(5,829,627)	21,309,671

Issuance of stocks for cash:
-pursuant to private placement	19,514,268	195,142	39,249,295		39,444,437
-pursuant to exercise of options	908,000	9,080	177,812		186,892
Stock issuance costs			(2,909,298)		(2,909,298)
Stock based compensation			1,372,152		1,372,152
Net loss				(1,402,912)	(1,402,912)

Balance September 30, 2006:	74,969,426	$ 749,694	$ 64,483,787	$ (7,232,539)	$ 58,000,942

SEE ACCOMPANYING NOTES

KODIAK OIL & GAS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended September 30,
	2006	2005

Cash flows from operations
Net loss	$(1,402,912)	$ (868,210)
Reconciliation of net loss to net cash provided
by operating activities:
Depletion, depreciation, amortization and
abandonment liability accretion	1,374,019	29,019
Stock based compensation	1,372,152	--
Changes in current assets and liabilities
Accounts receivable-Trade	(678,549)	(19,362)
Accounts receivable-Accrued Sales	(204,253)	(127,100)
Prepaid expenses and other	(107,462)	(599,462)
Accounts payable	(728,440)	27,005

Net cash used by operating activities	(375,445)	(1,558,110)

Cash flows from investing activities
Oil and gas properties	(22,111,417)	(4,852,896)
Equipment	(23,457)	(76,512)
Restricted investment: designated as restricted	(53,800)	--
Restricted investment: undesignated as restricted	(10,600)	--

Net cash used for investing activities	(22,199,274)	(4,929,408)

Cash flows from financing activity
Proceeds from the issuance of shares	39,631,329	9,679,567
Issuance costs	(2,909,298)	(292,370)

Net cash provided by financing activities	36,722,031	9,387,197

Net change in cash and cash equivalents	14,147,312	2,899,679
Cash and cash equivalents at beginning of the period	7,285,548	2,707,763

Cash and cash equivalents at end of the period	$ 21,432,860	$ 5,607,442

Non-cash Items
Oil & Gas Property accrual included in
Accounts Payable	$ 1,726,890	$ 325,570

Asset retirement obligation	$ 85,725	$ --

SEE ACCOMPANYING NOTES

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization

Description of Operations

Kodiak Oil & Gas Corp. and its subsidiary (“Kodiak” or the “Company”) is a public company dually listed for trading on the American Stock Exchange (AMEX) and the TSX Venture Exchange and whose corporate headquarters are located in Denver, Colorado, USA. The Company is an independent energy company engaged in the exploration, exploitation, development, acquisition and production of natural gas and crude oil in the western United States.

The Company was incorporated (continued) in the Yukon Territory on September 28, 2001.

Note 2 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Kodiak Oil & Gas (USA) Inc. All significant inter-company balances and transactions have been eliminated. The majority of the Corporation’s business is transacted in US dollars and, accordingly, the financial statements are expressed in US dollars. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s results for the periods presented. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 20F for the fiscal year ended December 31, 2005. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

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

Restricted Investment

The restricted investment balance as of September 30, 2006 is comprised of: (a) $175,000 certificate of deposit to collateralize a surety bond to provide for state bonding requirements for plugging and abandonment liabilities; and (b) $42,400 certificate of deposit to collateralize the costs of office improvements that will be released over the four year remaining term of the lease at $10,600 per year. At December 31, 2005 the balance was comprised of: (a) $100,000 certificate of deposit to collateralize a surety bond to provide for state bonding requirements for plugging and abandonment liabilities; and (b) $53,000 certificate of deposit to collateralize the costs of office improvements that will be released over the five year term of the lease at $10,600 per year.

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

Oil and Gas Producing Activities

The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and gas properties are initially capitalized into a single cost center (“full cost pool”). Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, and costs of drilling directly related to acquisition and exploration activities. Proceeds from property sales are generally credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.

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

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost, or estimated fair value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net revenues is computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves, assuming the continuation of existing economic conditions.

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

Asset Retirement Obligation

The Company follows SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties in the consolidated balance sheets. The Company depletes the amount added to proved oil and gas property costs. The future cash outflows associated with settling the asset retirement obligations that have been accrued in the accompanying balance sheets are excluded from the ceiling test calculations. The Company also depletes the estimated dismantlement and abandonment costs, net of salvage values, associated with future development activities that have not yet been capitalized as asset retirement obligations. These costs are also included in the ceiling test calculation. The asset retirement liability will be allocated to operating expense by using a systematic and rational method. The Company has recorded a net asset of $152,725, a related liability of $159,065 (using a 8.5% discount rate and a 2.97% inflation rate). The information below reconciles the value of the asset retirement obligation for the periods presented.

	Period ended	Period ended
	September 30,	December 31,
	2006	2005

Balance beginning of period	$ 69,073	$ -
Liabilities incurred	84,085	67,000
Liabilities settled	-	-
Revisions in estimated cash flows	-	-
Accretion expense	5,907	2,073

Balance end of period	$ 159,065	$ 69,073

Recently Issued Accounting Pronouncements:

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No.133 and 140." SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 was issued to eliminate the exemption from applying SFAS No.133 to interests in securitized financial assets so that similar instruments are accounted for in a similar fashion, regardless of the instrument's form. The Company does not believe that its financial position, results of operations or cash flows will be impacted by SFAS No.155 as the Company does not currently hold any hybrid financial instruments.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 would not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on its financial position or results from operations.

Note 3 – Property Acquisition

In March 2006, the Company completed the acquisition of 10,629 gross (9,566 net) acres of mineral leasehold in Sweetwater County, Wyoming for $6.9 million cash. The acreage is part of the Company’s Vermillion Basin projects.

Note 4 – Common Stock

On March 8, 2006, the Company issued 19,514,268 common shares in a private placement to a group of accredited investors for gross proceeds of $39,444,438. The Company paid commissions and expenses of $2,909,298.

Note 5 – Compensation Plan

Stock-based Compensation Plan

The Company has a stock-based compensation plan whereby share purchase options may be granted with an exercise price equal to the trading value when granted. The total number of share purchase options outstanding cannot exceed 10% of the total number of shares issued.

For the three and nine month periods ended September 30, 2006, the Company recorded stock-based compensation of $251,059 and $1,372,152, respectively. The Company did not grant any options during the same periods ended September 30, 2005.

The following assumptions were used for the Black-Scholes model:

September 30, 2006

Risk free rates	5.09%
Dividend yield	0%
Expected volatility	64.92%
Weighted average expected stock option life	3.2 yrs

The weighted average fair value at the date of grant for stock options granted is as follows:

Weighted average fair value per share	$ 1.76
Total options granted	1,635,000

Total weighted average fair value of options granted	$ 2,446,068

Note 6 – Stock Options

A summary of the stock options outstanding is as follows:

		Weighted
		Average
	Number	Exercise
	of Options	Price
Balance outstanding at December 31, 2004	3,138,500	$ 0.42

Granted	900,000	$ 1.09
Exercised	(100,000)	$ 0.14

Balance outstanding at December 31, 2005	3,938,500	$ 0.58

Granted	1,635,000	$ 3.41
Exercised	(908,000)	$ 0.14

Balance outstanding at September 30, 2006	4,665,500	$ 1.53

Options exercisable at September 30, 2006	3,530,000

At September 30, 2006, stock options outstanding are as follows:

	Number of
Exercise Price	Shares	Expiry Date
$0.14	462,000	December 4, 2008
$0.45	1,000,000	March 1, 2009
$0.90	668,500	August 23, 2009
$1.09	900,000	October 16, 2010
$2.11	50,000	March 12, 2011
$3.18	1,300,000	April 14, 2011
$4.03	285,000	June 28, 2011
	4,665,500

All stock option exercise prices have been converted to US dollars based upon the exchange rate at

August 31, 2006.

Note 7 - Commitments and Contingencies

The Company leases office facilities under an operating lease agreement that expires on June 30, 2010. Rent expense was $48,200 in 2005. The Company has no other capital leases and no other operating lease commitments.

The following table shows the annual rentals per year for the life of the lease:

Years Ending December 31,
	2006	$ 15,800
	2007	66,900
	2008	70,800
	2009	75,300
	2010	39,900
Total		$ 268,700

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

Note 8 – Differences Between Canadian and United States Accounting Principles

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which differ in certain respects with those principles and practices that the Company would have followed had its financial statements been prepared in accordance with accounting principles and practices generally accepted in Canada.

The Company’s accounting principles generally accepted in the United States of America differ from accounting principles generally accepted in Canada as follows:

a)	Stock-based Compensation

The Company grants stock options at exercise prices equal to the fair market value of the Company’s stock at the date of the grant. Under Statement of Financial Accounting Standards No. 123, the Company had accounted for its employee stock options under the fair value method. The fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends, and the risk-free interest rate over the expected life of the option.

As a result of the new recommendations of the Canadian Institute of Chartered Accountants regarding accounting for stock-based compensation, there is no difference between Canadian GAAP and US GAAP for the three and nine month periods ended September 30, 2006 or 2005.

b)	Comprehensive Loss

US GAAP requires disclosure of comprehensive loss which, for the Company is net loss under US GAAP plus the change in cumulative translation adjustment under US GAAP.

The concept of comprehensive loss does not come into effect until fiscal years beginning on or after October 1, 2006 for Canadian GAAP.

Management does not believe that any recently issued, not yet effective, Canadian accounting standards if currently adopted could have a material effect on the accompanying financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Quarterly Report, other than statements of historical facts, address matters that the Company reasonably expects, believes or anticipates will or may occur in the future. Forward-looking statements may relate to, among other things:

•	the Company’s future financial position, including working capital and anticipated cash flow;
•	the risks of the oil and gas industry, such as operational risks in exploring for, developing and producing crude oil and natural gas;
•	market demand;
•	risks and uncertainties involving geology of oil and gas deposits;
•	the uncertainty of reserve estimates and reserves life;
•	the uncertainty of estimates and projections relating to production, costs and expenses;
•	potential delays or changes in plans with respect to exploration or development projects or capital expenditures;
•	fluctuations in oil and gas prices, foreign currency exchange rates and interest rates;
•	health, safety and environmental risks;
•	uncertainties as to the availability and cost of financing; and
•	the possibility that government policies or laws may change or governmental approvals may be delayed or withheld.

Other sections of the Quarterly Report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Overview

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

As of December 31, 2005, we had estimated proved reserves of 6.0 BCFE, with a PV-10 value of $18.2 million. Our reserves are 79% proved developed and are comprised of 48% natural gas and 52% crude oil. The fiscal year ended December 31, 2005 marked the first year that we recorded natural gas and crude oil reserves.

Our results of operations and financial condition are significantly affected by oil and natural gas commodity prices, which can fluctuate dramatically. Commodity prices are beyond the Company’s control and are difficult to predict. The first ten months of 2006 have seen volatility in oil and gas prices. Spot market prices reflected worldwide concerns about producer ability to ensure sufficient supply to meet increasing demand amid a host of uncertainties caused by political instability, a weaker US dollar and crude oil refining constraint. During the past sixty days, we have seen commodity prices decline due to rising U.S. fuel stocks, easing economic growth and diminished political tensions. New York Mercantile Exchange (NYMEX) prices for the year are stated in the chart below for both oil and gas during the same period. We receive lower prices for our oil and gas than what is posted on the NYMEX. The chart below shows the price differentials received for our products for each of the periods.

		NYMEX		Net	NYMEX		Net
		West Texas		Oil	Natural Gas		Gas
2006		Intermediate	Deducts *	Price	Settlement	Deducts *	Price

January		$ 65.49	$ (6.90)	$ 58.59	$ 11.43	$ (2.63)	$ 8.80
February		$ 61.63	$ (11.30)	$ 50.33	$ 8.40	$ (1.71)	$ 6.69
March		$ 62.69	$ (13.30)	$ 49.39	$ 6.64	$ (0.56)	$ 6.08
April		$ 69.44	$ (12.30)	$ 57.14	$ 7.23	$ (1.66)	$ 5.57
May		$ 70.84	$ (10.00)	$ 60.84	$ 7.20	$ (1.49)	$ 5.71
June		$ 70.95	$ (7.30)	$ 63.65	$ 5.93	$ (1.14)	$ 4.79
July		$ 74.41	$ (6.35)	$ 68.06	$ 5.80	$ (0.82)	$ 4.98
August		$ 73.04	$ (7.85)	$ 65.19	$ 7.04	$ (1.24)	$ 5.80
September		$ 63.80	$ (8.20)	$ 55.60	$ 6.38	$ (1.28)	$ 5.10

	*	Deducts include locale differentials, transportation, and gravity adjustments.

Exploratory Activity

Williston Basin-Grizzly Prospect

We own an interest in 3,864 gross acres in McKenzie County, North Dakota. The lands are located in western McKenzie County, near the Montana border and are part of the Middle Bakken horizontal oil play. The Middle Bakken pay zone is a Devonian silty dolomite located between the Upper Bakken Shale and either a thin lower Bakken shale or the Three Forks Formation. Producing wells in the zone generally consist of from one to three 4,000-5,000-foot horizontal laterals or occasionally one longer 8,000-9,000-foot lateral.

Our initial test well, the Kodiak Grizzly 13-6H (62.5% working interest (WI); 51.25% net revenue interest (NRI)- Kodiak operated), has been drilled to a vertical depth of 10,500 feet with dual-laterals for total measured depth of 19,397 feet. The well was put on production July 22 with initial rates of 115 barrels of oil per day (BOPD) flowing naturally without stimulation or artificial lift. In late-September, the well was put on pump at an initial rate of 160 BOPD, and the production rates have declined to approximately 60 BOPD. The well was fracture stimulated in November and is just being flowed back. Kodiak’s share of the drilling and completion costs to date is $4.1 million. Two miles to the west, the Company has drilled the Kodiak Federal #4-11H well (62.5% WI; 54.69% NRI - Kodiak operated) to a vertical depth of 10,500 feet, and a total measured depth of 24,500 feet through a tri-lateral well. Kodiak’s share of the costs for drilling and completion to date of the #4-11H well is $3.7 million. The well is averaging 325 BOPD and 100 mcfg/d through a 8/64ths inch choke with 1800 psi flowing tubing pressure.

We have commenced drilling on a third location, the Grizzly Federal #1-27H well (62.5% WI; 52.98 NRI before payout 50.86% WI; 37.86% NRI after payout- Kodiak operated), with a surface location that is three miles north of the Kodiak Federal #4-11H. The drilling block for this well encompasses two stand-up 320-acre tracts and an estimated 9,000 foot horizontal leg will be drilled. Our intermediate string of casing at has been set at 10,815 feet and we are currently drilling horizontally. Estimated drill time is 45 days, with drilling and completion costs net to Kodiak of $2.7 million.

Williston Basin-Wrangler/Lowell Prospect

We own a 50% WI and operate the Wrangler/Lowell Project located in Sheridan County, Montana encompassing approximately 22,194 gross acres. The primary producing objectives include the Mission Canyon and the Red River Formations at approximate depths of 8,000 feet and 11,000 feet, respectively. The initial test well on the Lowell Prospect (State #8-16) was drilled to a depth of 7,700 feet. The well encountered 13 feet of porosity and was placed on production in early September 2005. In late 2005, we drilled three 160 acre offsets: State #6-16, State #10-16 and Christensen Trust #15-9. Current field production from the four wells is approximately 400 BOPD (160 net BOPD (Kodiak - 40% NRI)). We have begun permitting procedures for two additional development drilling locations. We anticipate that one of these locations will be drilled in early 2007. Our share of drilling and completion for each location is estimated to be approximately $500,000.

Further to the west, we recently completed a 20-square-mile 3-D seismic shoot. The seismic data has been processed and interpreted resulting in several geologic leads. We have begun permitting procedures for one exploratory drilling location that would evaluate the Mission Canyon and Red River Formations. We intend to commence drilling on this location in late 2006. Our share of the seismic program was $450,000, and our share of the exploratory well is expected to be $1.25 million through completion.

Williston Basin-Great Bear Prospect

The Great Bear Prospect is located along the northwest flank of the Williston Basin in Divide County, North Dakota. The main reservoir objective is porous dolomite in the Ordovician Red River Formation. The Red River Formation produces oil and natural gas from structural and stratigraphic traps in the area of interest. We have acquired an interest under approximately 14,500 gross acres on the Great Bear Prospect. Our initial well, the Pederson #14-9H well (43.75% WI - Kodiak operated), reached total depth on January 22, 2006. The horizontal well was drilled to an approximate vertical depth of 10,600 feet and a total measured depth of 14,725 feet to test the Red River “C” Formation. Initial production testing of the well resulted in 100% water. The liner in the lateral portion of the well was pulled and a cement plug was set approximately 300 feet into the lateral well bore. The well swabbed at an approximate rate of 300 barrels of fluid per day with up to 13% oil cut. Production facilities have been installed and the well was placed on pump in early September 2006 to determine the volume of oil production prior to additional drilling. The well is currently pumping five to 10 BOPD (90% water cut) and current plans are to pump the well over the next several months to determine if the oil cut increases. Completed well costs were approximately $2.0 million net to the Company’s working interest.

Approximately three miles east of the Pederson well, we drilled the Nielsen #14-12 well (50% WI; operated by Kodiak) to a vertical depth of 10,750 feet to evaluate the Red River “C” Formation. The well was determined to be non-commercial; however we have not abandoned the location as it is being evaluated as a possible water disposal well for potential producing wells in the area. Completed well costs are approximately $1.2 million net to our working interest.

The Company has completed a reinterpretation of seismic data, and has identified additional potential locations. Subject to continued production testing and drilling results in the Wrangler/Lowell project area, we intend to pursue additional geophysical leads during 2007.

Green River Basin--Vermillion Basin, Sweetwater County, Wyoming

Vermillion Basin Shallow - Almond Sandstone, Almond Coals and Ericson Sandstone

The Company is participating in a development program of three vertical wells (approximate depth of 6,000 feet) on its Chicken Springs Unit (50% WI; 42% NRI; non-operator) in Sweetwater County, Wyoming to develop natural gas from the Almond sands. Drilling of the initial well began in September 2006 and the three-well program has been completed with fracture stimulation work to follow. The wells are direct offsets to the Company’s three producing wells in the field. The Company’s share of the drilling and completion costs for these three wells is estimated at $1.3 million.

Vermillion Basin Deep-Gas Project – Baxter Shale and Frontier and Dakota Sandstone

Chicken Springs, Chicken Ranch, Whiskey Canyon, Horseshoe Basin Units

Over the past two years, an unrelated exploration and development company has completed 14 wells in the Vermillion Basin area to evaluate the deeper natural gas potential of the Baxter Shale, Frontier and Dakota sands at depths ranging to approximately 15,000 feet. We believe that all of these wells are on production. We believe that the prospective zones are present over a very large geologic area and have undergone the proper burial and subsequent uplift to generate hydrocarbons in the dry gas phase and maintain the overpressuring created during hydrocarbon generation. While the total prospective productive area and applicable well drainage area are unknown, based on the exploration work of other producers in the Green River basin, we believe that a 40 acre spacing may be appropriate for optimum drainage on this prospect. Based on the 49,427 gross acres (30,862 net) that we control, we may have the potential for approximately 750 locations, based upon a 40-acre spacing pattern. Currently these wells cost approximately $4.5-5.0 MM per well for drilling and completion.

Kodiak has recently commenced drilling operations on the North Trail-State #4-36 (100% WI – Kodiak operated), which is expected to be drilled to a total depth of 14,625 feet to evaluate the natural gas potential of the Baxter Shale and Frontier and Dakota sands. Intermediate casing has been set to 10,950 feet. It is anticipated that drilling operations will be completed in early December and completion work will follow. The nearest third-party production from the targeted formations is approximately three miles southwest of our initial well location.

Three miles to the west, Kodiak is permitting the NT Federal #1-33 well (100% WI; 84.5% NRI – Kodiak operated). The proposed test is 14,600 feet. Subject to BLM lease stipulations, drilling of this well is expected to commence immediately after the North Trail #4-36 drilling is completed. Drilling time is estimated to be similar to the initial well and should be completed during the first quarter of 2007. The Trail #30 is currently being drilled and operated by Questar Corp. one mile south of this location.

Approximately six miles northwest of the North Trail #4-36 and four miles north of the NT Federal #1-33, Kodiak has permitted the #1-8 CR Unit (Kodiak operated) well in its Chicken Ranch Unit. The proposed total depth is 14,800 feet. We expect this well will be drilled in 2007. We have commenced permitting procedures on an additional nine locations in the immediate area. We expect these permits to be approved in early 2007, which will provide additional locations for our proposed 2007 drilling program.

Kodiak is permitting four wells in its Horseshoe Basin Unit to test the Baxter Shale and Frontier and Dakota sandstones. The nearest third-party production from the targeted formations is located approximately six miles east in the Canyon Creek and Whiskey Canyon Units. The HB Unit #5-3 (approximate 60% WI – Kodiak operated) well will be drilled to a total depth of 13,750 feet. Pipeline right-of-way is in process and it is anticipated that drilling will commence in 2007, after the BLM lease stipulations expire.

Other Wyoming Prospects

Masterson /Shiprock Prospects-Sweetwater County, Wyoming

We have WI ranging from 40-70% in 5,260 gross acres in this geologic area. The initial test well was drilled and cased to a depth of 6,970 feet in January 2005 and complted in the Second Frontier. Production from the well commenced in August 2005. We are seeking permits to drill additional locations in this same geologic region and intend to participate in the drilling of at least one non-operated well before year end, with an approximate 40% WI. Our share of the drilling and completion costs for this geologic area is estimated to be approximately $400,000.

Popskull Prospect-Converse County, Wyoming

We have a 23.4% WI in 2,560 gross acres that have been pooled with other working interest partners. The initial test well is expected to commence drilling in early 2007 and will test the potential of the Muddy Sandstone at a depth of 12,500 feet. Outside the pooled area, Kodiak owns 100% WI in 7,507 gross, 6,289 net acres where we have mapped the potential of the Muddy channel. Our share of the drilling and completion costs for this geologic area is estimated to be approximately $600,000.

Product Prices and Production

Our results of operations and financial condition are significantly affected by oil and natural gas commodity prices, which can fluctuate dramatically. Commodity prices are beyond our control and are difficult to predict. Oil and gas volume and price realization comparisons for the indicated periods are set forth below. The Company does not hedge any of its production.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Volume:
Gas (Mcf)	36,434	23,030	93,721	28,907
Oil (Bbls)	14,316	300	38,223	300

Price:
Gas (Mcf)	$ 5.02	$ 5.43	$ 5.96	$ 7.14
Oil (Bbls)	$ 62.66	$ 59.68	$ 58.93	$ 59.78

Exploration and Development Costs

The prices received for domestic production of oil and gas have increased significantly during the past several years in response to global political issues and domestic shortages.  The cost of the services we need to drill, complete and operate wells has also increased and in some cases shortages have developed.  For example, there are an inadequate number of drilling rigs in the west to satisfy the drilling needs of exploration companies such as Kodiak. In 2006, we have continued to experience increases in rig rates, field service costs, material prices, and all other costs associated with drilling, completing and operating wells. While commodity prices are still at historically high levels, we have seen a decline over the past sixty days. In the event commodity prices continue to decline over a longer period, we believe that the trend toward increasing costs and equipment shortages could ease during the first half of 2007. Although we have a formal process for establishing a drilling budget, we continue to adjust this budget as additional opportunities arise or as the economics of our planned activities change.

Results of Operations

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The Company reported a net loss for the nine months ended September 30, 2006 of $1,402,912 compared with a net loss of $868,210 for the same period in 2005. The Company’s earnings before interest, taxes, depreciation, depletion, amortization, gain on foreign currency and stock based compensation, (“EBITDA”) increased to $968,489 from a loss of $849,059 for the nine months ending September 30, 2006 and 2005 respectively. EBITDA is not a GAAP measure of performance. We use this non-GAAP performance measure primarily to compare our performance with other companies in the industry that make a similar disclosure. The Company believes that this performance measure may also be useful to investors for the same purpose. Investors should not consider this measure in isolation or as a substitute for operating income, or any other measure for determining the Company’s operating performance that is calculated in accordance with GAAP. In addition, because EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation between EBITDA and net income is provided in the table below:

	Nine Months ending September 30,
Reconciliation of EBITDA:	2006	2005

Net Loss	$ (1,402,912)	$ (868,210)
Add back:
Depreciation, depletion & amortization expense	1,374,019	29,019
Gain on foreign currency exhange	(374,770)	(9,868)
Stock based compensation expense	1,372,152	--

EBITDA	$ 968,489	$ (849,059)

Gas production volumes were 93,721 and 28,907 Mcf for the nine month periods ended September 30, 2006 and 2005, respectively. Oil production volumes were 38,223 and 300 barrels for the nine month period ended September 30, 2006 and 2005. As shown above, total gas price realizations decreased 16.5% to $5.96 per Mcf for the nine month period ended September 30, 2006 compared to the same period ending September 30, 2005. Oil price realizations decreased 1.42% to $58.93 per barrel for the period ended September 30, 2006. The net effect of the pricing and volume changes resulted in oil and gas revenues of $2,811,267 for the nine month period ended September 30, 2006 compared to $101,516 for the same period ending September 30, 2005.

The Company recorded lease operating and production taxes of $543,682 during the nine month period ended September 30, 2006, as compared to $130,039 during the same period in 2005. Depreciation, depletion, amortization and abandonment liability accretion was $1,374,019 for the nine month period ended September 30, 2006 compared to $29,019 for the same period in 2005. The changes in these expenses reflect the Company’s growing production base, number of producing wells and revenues.

The Company’s general and administrative costs of $3,270,534 during the nine months ended September 30, 2006 compares to $891,263 for the same period in 2005. Included in the 2006 general and administrative expense is a stock based compensation charge of $1,121,093 for options issued to Officers, Directors and employees in compliance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. There were no options granted in 2005. The increase in general and administrative expenses is a result of the increase in the number of employees and related salary expenses, and level of activity. The Company currently has eleven full time employees and two part time employees, an increase of seven from the same period in 2005. Salary and payroll expense for the nine month period ended September 30, 2006 was $1,075,595 compared to $575,319 for the same period in 2005. The Company has also incurred additional legal expenses and additional costs related to outside accounting services, as a result of the Company’s filings with the Securities and Exchange Commission, costs associated with the application for trading on the AMEX, and costs incurred for year end reporting to shareholders. The Company commenced trading on the AMEX on June 21, 2006.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

The Company reported a net loss for the three months ended September 30, 2006 of $389,288 compared with a net loss of $52,252 for the same period in 2005. The Company’s earnings before interest, taxes, depreciation, depletion, amortization, gain on foreign currency and stock based compensation, (“EBITDA”) increased to $349,973 from a loss of $218,111 for the nine months ending September 30, 2006 and 2005 respectively. EBITDA is not a GAAP measure of performance. The company uses this non-GAAP performance measure primarily to compare its performance with other companies in the industry that make a similar disclosure. The Company believes that this performance measure may also be useful to investors for the same purpose. Investors should not consider this measure in isolation or as a substitute for operating income, or any other measure for determining the Company’s operating performance that is calculated in accordance with GAAP. In addition, because EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation between EBITDA and net income is provided in the table below:

	Three Months ending September 30,
Reconciliation of EBITDA:	2006	2005

Net Loss	$ (389,288)	$ (52,252)
Add back:
Depreciation, depletion & amortization expense	494,829	15,287
Gain on foreign currency exchange	(6,627)	(181,146)
Stock based compensation expense	251,059	--

EBITDA	$ 349,973	$ (218,111)

Gas production volumes were 36,434 and 23,030 Mcf for the three month periods ended September 30, 2006 and 2005, respectively. Oil production volumes were 14,316 and 300 barrels for the three month periods ended September 30, 2006 and 2005. As the oil and gas price and volume table above shows, total gas price realizations decreased 7.55% to $5.02 per Mcf for the three month period ended September 30, 2006 compared to the same period ending September 30, 2005. Oil price realizations were $62.66 per barrel for the three month period ended September 30, 2006 compared to $59.78 for the same period ending September 30, 2005. The net effect of the pricing and volume changes resulted in oil and gas revenues of $1,040,589 for the three month periods ended September 30, 2006 compared to $87,971 for the same period ending September 30, 2005.

The Company recorded lease operating and production tax expense of $194,021 during the three month period ended September 30, 2006, as compared to $15,287 during the same period in 2005. Depreciation, depletion, amortization and abandonment liability accretion was $352,837 for the three month period ended September 30, 2006 compared to $15,287 for the same period in 2005. The changes in these expenses reflect the Company’s growing production base, number of producing wells and revenues.

The Company’s general and administrative costs of $980,100 during the three months ended September 30, 2006 compares to $289,791 for the same period in 2005. Included in the September 30, 2006 general and administrative expense is a stock based compensation charge of $251,059 for options issued to Officers, Directors and employees in compliance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. The increase in general and administrative expenses is a result of the Company’s increased staffing requirements and level of activity. The Company currently has eleven full time employees and two part time employees, an increase of seven from the same period in 2005.

Liquidity and Capital Resources

As of September 30, 2006, the Company had working capital of $21,024,758 and no long term debt. The Company believes that its current working capital and cash flow from operations will fund the Company’s anticipated exploration and development drilling program through year end and into the first part of 2007. During the three and nine month periods ended September 30, 2006, the Company’s share of exploration and development costs was $4,082,247 and $22,111,417 respectively. Included in the nine month expenditures was $6.9 million for the acquisition of mineral leaseholds in the Company’s Vermillion Basin project. As a result of such property acquisitions, the Company has revised its budgeted capital expenditures to reduce drilling expenditures on lower priority exploration prospects.

The Company is currently operating two rigs in the Rocky Mountain Region. We have secured one drilling rig for our two-well program in our deep Vermillion Basin prospect area. This drilling program has commenced and drilling activity should be completed during the first quarter of 2007. The drilling rig that we have under contract in the Williston Basin is subject to a sixty day notice to retain. We are planning to move this rig from our Grizzly prospect in McKenzie County, ND to our Lowell/Wrangler prospect in Sheridan County, MT in the fourth quarter. We anticipate utilizing this rig into the first quarter of 2007. Future expenditures will be subject to drilling rig availability and the results of continued production. We anticipate capital expenditures of approximately $12.3 million over the remaining three months of 2006. The costs will be allocated between the Green River Basin ($7.6 million) and the Williston Basin ($4.7 million).

We currently do not have sufficient capital resources to fund our anticipated 2007 capital requirements. In addition to our existing cash and short term investments and cash flow from operations, expect that we will need to undertake one or more debt or equity financings to fully fund our anticipated 2007 exploration and development program. At October 31, 2006, we had no lines of credit or other bank financing arrangements. We are currently in discussions with a lender to establish a credit facility and we anticipate that we may have one in place by year end. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue our drilling or exploration program, seek to enter into a joint venture arrangement with a third party to fund our planned exploration and drilling programs, or seek to sell one or more of our existing properties.

Financial Instruments and Other Instruments

As of September 30, 2006 the Company had cash, accounts payable and accrued liabilities, which are carried at approximate fair value because of the short maturity date of those instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Critical Accounting Policies and Estimates

We refer you to the corresponding section in Part I, Item 5 of our Annual Report on Form 20F for the year ended December 31, 2005.

Recently Issued Accounting Pronouncements:

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No.133 and 140." SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 was issued to eliminate the exemption from applying SFAS No.133 to interests in securitized financial assets so that similar instruments are accounted for in a similar fashion, regardless of the instrument's form. The Company does not believe that its financial position, results of operations or cash flows will be impacted by SFAS No.155 as the Company does not currently hold any hybrid financial instruments.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 would not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on its financial position or results from operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements at September 30, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Our primary market risk is market changes in oil and natural gas prices.  Prospective revenues from the sale of products or properties will be impacted by oil and natural gas prices.  A $1.00 per mcf change in the market price of natural gas will result in approximately a $94,000 change in our gross gas production revenue.  A $1.00 per barrel change in the market price of oil will result in approximately a $38,000 change in our gross oil production revenue. The impact on any potential sale of property cannot be readily determined.

Interest Rate Risk

We currently maintain some of our available cash in redeemable short term investments, classified as cash equivalents, and our reported interest income from these short term investments could be adversely affected by any material changes in US dollar interest rates.  A 1% change in the interest rate would have approximately a $54,000 impact if all of our cash was invested in interest bearing notes.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2006. On the basis of this review, our management concluded that our disclosure controls and procedures are effectively designed to give reasonable assurance that the information we are required to disclose in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There were no changes in the Company’s internal controls over financial reporting that occurred in the third fiscal quarter of 2006 that materially affected or were reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Information about material risks related to the Company’s business, financial condition and results of operations for the three and nine months ended September 30, 2006, does not materially differ from that set out in “Risk Factors” of the Company’s Annual Report on Form 20F for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

31.1   Certification of the Chief Executive Officer and Chief Accounting Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1   Certification of the Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KODIAK OIL & GAS CORP. (Registrant) /s/ Lynn A. Peterson Lynn A. Peterson President

Dated: November 14, 2006.