Form 10-Q
period 2007-06-30
Kodiak Oil & Gas Corp
filed 2007-08-10
CIK 1322866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

Commission File No. 001-32920

(Exact name of registrant as specified in its charter)

Yukon Territory	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1625 Broadway, Suite 250

Denver, Colorado 80202

(Address of principal executive offices, including zip code)

303-592-8075

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

87,748,426 shares of no par value of the Registrant’s Common Stock were issued and outstanding as of July 31, 2007.

KODIAK OIL & GAS CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KODIAK OIL & GAS CORP.

CONSOLIDATED BALANCE SHEETS

	(UNAUDITED) June 30, 2007	(AUDITED) December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$30,948,752	$58,469,263
Accounts receivable
Trade	1,835,536	1,877,185
Accrued sales revenues	889,269	666,990
Prepaid expenses and other	205,366	103,707

Total Current Assets	33,878,923	61,117,145

Property and equipment (full cost method), at cost:
Proved oil and gas properties	49,498,817	27,167,338
Unproved oil and gas properties	19,790,518	19,607,474
Wells in progress	10,464,876	7,700,415
Less-accumulated depletion, depreciation, amortization, accretion and asset impairment	(18,192,615)	(2,224,962)

Net oil and gas properties	61,561,596	52,250,265

Other property and equipment, net of accumulated depreciation of $124,535 in 2007 and $102,231 in 2006	261,616	181,752
Restricted Investments	295,739	224,452

Total Assets	$95,997,874	$113,773,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$5,982,065	$9,879,104

Noncurrent Liabilities:
Asset retirement obligation	337,480	249,695

Total Liabilities	6,319,545	10,128,799

Commitments and Contingenicies - Note 4
Stockholders’ Equity:
Common stock, $0.01 par value: authorized - 100,000,000 Issued: 87,748,426 shares in 2007 and 87,548,426 shares in 2006	877,484	875,484
Additional paid-in capital	112,320,591	111,384,998
Accumulated deficit	(23,519,746)	(8,615,667)

Total Stockholders’ Equity	89,678,329	103,644,815

Total Liabilities and Stockholders’ Equity	$95,997,874	$113,773,614

SEE ACCOMPANYING NOTES

KODIAK OIL & GAS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Gas production	$224,977	$181,499	$524,474	$415,264
Oil production	1,644,625	680,600	2,921,945	1,355,414
Interest	454,528	263,167	1,018,238	366,839

Total revenue	2,324,130	1,125,266	4,464,657	2,137,517

Cost and expenses:
Oil and gas production	345,998	236,746	736,773	349,660
Depletion, depreciation, amortization and abandonment liability accretion	986,767	491,674	2,026,013	879,190
Asset impairment	—	—	14,000,000	—
General and administrative	2,026,443	1,825,632	3,289,403	2,290,434
(Gain) on currency exchange	(585,832)	(420,676)	(683,453)	(368,143)

Total costs and expenses	2,773,376	2,133,376	19,368,736	3,151,141

Net loss	$(449,246)	$(1,008,110)	$(14,904,079)	$(1,013,624)

Basic & diluted weighted-average common shares outstanding	87,623,975	74,398,514	87,587,100	67,045,923

Basic & diluted net loss per common share	$(0.005)	$(0.014)	$(0.170)	$(0.015)

SEE ACCOMPANYING NOTES

KODIAK OIL & GAS CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance December 31, 2005:	54,547,158	$545,472	$26,593,826	$(5,829,627)	$21,309,671

Issuance of stocks for cash:
- pursuant to public offering	31,589,268	315,892	89,239,795		89,555,687
- pursant to exercise of options	1,412,000	14,120	370,252		384,372
Stock issuance costs			(6,346,236)		(6,346,236)
Stock-based compensation			1,527,361		1,527,361
Net loss				(2,786,040)	(2,786,040)

Balance December 31, 2006:	87,548,426	875,484	111,384,998	(8,615,667)	103,644,815

Issuance of stocks for cash:
- pursuant to exercise of options	200,000	2,000	233,000		235,000
Stock-based compensation			702,593		702,593
Net loss				(14,904,079)	(14,904,079)

Balance June 30, 2007:	87,748,426	$877,484	$112,320,591	$(23,519,746)	$89,678,329

SEE ACCOMPANYING NOTES

KODIAK OIL & GAS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(14,904,079)	$(1,013,624)
Reconciliation of net loss to net cash provided by operating activities:
Depletion, depreciation, amortization and abandonment liability accretion	2,026,013	879,190
Asset impairment	14,000,000	—
Stock based compensation	702,594	1,121,093
Changes in currrent assets and liabilites:
Accounts receivable-trade	41,649	(279,689)
Accounts receivable-accrued sales	(222,279)	(111,653)
Prepaid expenses and other	(101,659)	(148,645)
Accounts payable	(432,454)	1,267,791
Accrued expenses	(312,789)	(32,619)

Net cash provided by operating activities	796,996	1,681,844

Cash flows from investing activities:
Oil and gas properties	(28,354,334)	(18,029,171)
Equipment	(126,886)	(14,860)
Restricted investment	(71,287)	(75,000)

Net cash (used in) investing activities	(28,552,507)	(18,119,031)

Cash flows from financing activity:
Proceeds from the issuance of shares	235,000	39,555,900
Stock issuance costs	—	(2,909,299)

Net cash provided by financing activities	235,000	36,646,601

Net change in cash and cash equivalents	(27,520,511)	20,209,414

Cash and cash equivalents at beginning of the period	58,469,263	7,285,548

Cash and cash equivalents at end of the period	$30,948,752	$27,494,962

Non-cash Items
Oil & gas property accrual included in
Accounts payable	$1,453,600	$1,417,236

Asset retirement obligation	$76,447	$68,615

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

The Company was incorporated (continued) in the Yukon Territory on September 28, 2001.

Note 2 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Kodiak Oil & Gas (USA) Inc. All significant inter-company balances and transactions have been eliminated. Substantially all of the Corporation’s business is transacted in U.S. dollars and, accordingly, the financial statements are expressed in U.S. dollars. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s results for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

Certain amounts in the 2006 unaudited condensed consolidated financial statements have been reclassified to conform to the 2007 unaudited consolidated financial statement presentation; such reclassifications had no effect on the 2006 net loss.

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

Restricted Investment

The restricted investment balance as of June 30, 2007 is comprised of: (a) $183,542 certificate of deposit to collateralize a surety bond to provide for state bonding requirements for plugging and abandonment liabilities; (b) $42,400 certificate of deposit to collateralize the costs of previous office improvements that will be released upon completion of new leasehold space; and (c) a $69,797 certificate of deposit to collateralize the costs of the new office floor improvements that will be released over four years at $17,449 per year. The restricted investment balance as of December 31, 2006 is comprised of: (a) $182,052 certificate of deposit to collateralize a surety bond to provide for state bonding requirements for plugging and abandonment liabilities; and (b) $42,400 certificate of deposit to collateralize the costs of office improvements.

Concentration of Credit Risk

The Company’s cash equivalents and short-term investments are exposed to concentrations of credit risk. The Company manages and controls this risk by investing these funds with major financial institutions.

The Company’s receivables are comprised of oil and gas revenue receivables and joint interest billings receivable. The amounts are due from a limited number of entities. Therefore, the collectability is dependent upon the general economic conditions of the few purchasers and joint interest owners. To date the Company has had minimal bad debts. The receivables are not collateralized.

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

Costs capitalized, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on estimated gross proved reserves. Gross proved reserves are estimated annually by independent petroleum engineers and updated throughout the year by management as new wells are drilled and as more current information is obtained. The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

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

As of December 31, 2006, based on oil and gas prices of $50.37 per barrel and $4.53 per Mcf, the full cost pool exceeded the above described ceiling by approximately $5.2 million. However, subsequent to year end, oil and gas prices increased and the Company completed a well with additional reserves. Using these prices, the Company’s full cost pool did not exceed the ceiling limitation and therefore, the Company did not record an impairment of its oil and gas properties at December 31, 2006. As of March 31, 2007, the Company’s full cost pool exceeded the ceiling limitation based on oil and gas prices at March 31, 2007 of $55.12 per barrel and $4.47 per Mcf and an impairment expense of $14.0 million was recorded during the quarter ended March 31, 2007. As of June 30, 2007, the Company’s full cost pool did not exceed the ceiling limitation and no impairment was recorded for the three months ended June 30, 2007.

Estimated reserve quantities and future net cash flows have the most significant impact on the Company because these reserve estimates are used in providing a measure of the Company’s overall value. These estimates are also used in the quarterly calculations of depletion, depreciation and impairment of the Company’s proved properties.

Estimating accumulations of gas and oil is complex and is not exact because of the numerous uncertainties inherent in the process. The process relies on interpretations of available geological, geophysical, engineering and production data. The extent, quality and reliability of this technical data can vary. The process also requires certain economic assumptions, some of which are mandated by the Securities and Exchange Commission (the “SEC”), such as gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of the quality and quantity of available data; the interpretation of that data; the accuracy of various mandated economic assumptions; and the judgment of the persons preparing the estimate.

The most accurate method of determining proved reserve estimates is based upon a decline analysis method, which consists of extrapolating future reservoir pressure and production from historical pressure decline and production data. The accuracy of the decline analysis method generally increases with the length of the production history. Since most of the Company’s wells have been producing less than six years, their production history is relatively short, so other (generally less accurate) methods such as volumetric analysis and analogy to the production history of wells of other operators in the same reservoir were used in conjunction with the decline analysis method to determine the Company’s estimates of proved reserves including developed producing, developed non-producing and undeveloped. As the Company’s wells are produced over time and more data is available, the estimated proved reserves will be re-determined on an annual basis and may be adjusted based on that data.

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

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, are carried at cost, which approximates fair value due to the short-term maturity of these instruments.

Stock-Based Compensation

The Company has historically accounted for stock-based compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” This statement requires us to record an expense associated with the fair value of stock-based compensation. We currently use the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimate.

On January 1, 2006, we adopted SFAS No. 123(R), “Accounting for Stock-Based Compensation,” using the modified prospective method. Under the modified prospective method, the adoption of SFAS No. 123(R) applies to new awards and to awards modified, repurchased, or cancelled after December 31, 2005, as well as to the unvested portion of awards outstanding as of January 1, 2006. In accordance with the modified prospective method, we have not adjusted the financial statements for periods ended prior to January 1, 2006. We did not recognize any one-time effects of the adoption and continued to use similar option valuation models and assumptions as were used prior to January 1, 2006. There is no fair-value-based compensation expense associated with prior awards that were not vested on the date of the adoption of SFAS No. 123(R).

Asset Retirement Obligation

The Company follows SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties in the consolidated balance sheets. The Company depletes the amount added to proved oil and gas property costs. The future cash outflows associated with settling the asset retirement obligations that have been accrued in the accompanying balance sheets are excluded from the ceiling test calculations. The Company also depletes the estimated dismantlement and abandonment costs, net of salvage values, associated with future development activities that have not yet been capitalized as asset retirement obligations. These costs are also included in the ceiling test calculation. The asset retirement liability will be allocated to operating expense by using a systematic and rational method. The Company has recorded a net liability of $337,480 as of June 30, 2007 compared to $137,760 as of June 30, 2006. The information below reconciles the value of the asset retirement obligation for the periods presented.

	Six Months Ended June 30,
	2007	2006
Balance beginning of period	$249,695	$69,073
Liabilities incurred	74,631	74,111
Liabilities settled	—	—
Revisions in estimated cash flows	—	—
Accretion expense	13,154	2,746

Balance end of period	$337,480	$145,930

Recently Issued Accounting Pronouncements:

The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The adoption of FIN 48 had an immaterial impact on the Company’s consolidated financial position and did not result in unrecognized tax liabilities or benefits being recorded. Accordingly, no corresponding interest and penalties have been accrued. The Company files returns in Canada, in which the Company has net operating loss positions. The Company also files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue service for tax years before 2003 and for state and local tax authorities for years before 2002. The Company does, however, have prior year net operating losses which remain open for examination.

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

Note 3 – Compensation Plan

Stock-based Compensation Plan

Under the Company’s newly adopted 2007 Stock Incentive Plan (the “2007 Plan”), which replaced the Company’s Incentive Share Option Plan (the “Pre-existing Plan”), stock options, stock appreciation rights (SARs), restricted stock and restricted stock units, performance awards, stock or property, stock awards and other stock-based awards may be granted to any employee, consultant, independent contractor, director or officer of the Company. A total of 8,000,000 shares of common stock may be issued under the 2007 Plan, which includes shares issuable under the Pre-existing Plan pursuant to options outstanding as of the effective date of the 2007 Plan. No more than 8,000,000 shares may be used for stock issued pursuant to incentive stock options and the number of shares available for granting restricted stock and restricted stock units shall not exceed 1,000,000, subject to adjustment as defined in the 2007 Plan. The Company granted 1,720,000 stock options and 60,000 shares of restricted stock in the second quarter of 2007.

Compensation expense charged against income for all stock-based awards during the first half of 2007 and 2006 was $702,000 and $1.1 million, pre-tax, respectively, which is included in general and administrative expense in the Consolidated Statements of Operations.

The following assumptions were used for the Black-Scholes model:

	June 30, 2007	December 31, 2006
Risk free rates	4.80 - 4.94%	4.56 - 5.25%
Dividend yield	0%	0%
Expected volatility	56.26%	62.79 - 64.92%
Weighted average expected stock option life	3.91 years	3.36 years
The weighted average fair value at the date of grant for stock options granted is as follows:

Weighted average fair value per share	$2.98	$1.58
Total options granted	1,720,000	2,110,000

Total weighted average fair value of options granted	$5,125,600	$3,339,312

A summary of the stock options outstanding is as follows:

	Number of Options	Weighted Average Exercise Price
Balance outstanding at December 31, 2006	4,636,500	$1.96
Granted	1,720,000	$6.26
Canceled	(205,000)	$3.81
Exercised	(200,000)	$1.18

Balance outstanding at June 30, 2007	5,951,500	$3.10

Options exercisable at June 30, 2007	3,358,500	$1.76

At June 30, 2007, stock options outstanding are as follows:

Exercise Price	Number of Shares	Expiry Date
$0.45	925,000	March 1, 2009
$0.90	501,500	August 23, 2009
$1.08	800,000	October 16, 2010
$2.11	50,000	March 12, 2011
$3.17	1,200,000	April 14, 2011
$4.03	285,000	June 28, 2011
$3.81	220,000	October 31, 2011
$6.26	1,150,000	June 30, 2012
$6.26	820,000	May 24, 2017

	5,951,500

Restricted stock awards granted in the first half of 2007 vest on a graded-vesting basis of one-third immediately and one-third at each anniversary date over a two year service period. The Company recognizes compensation cost over the requisite service period for the entire award with one-third of the expense recognized immediately. The fair value of restricted stock grants is based on the stock price on the grant date and the Company assumed no annual forfeiture rate.

Note 4 - Commitments and Contingencies

The Company leases office facilities under an operating lease agreement that expires on June 30, 2012. Rent expense was $50,579 and $48,200 for the six month periods ended June 30, 2007 and 2006 respectively.

The following table shows the annual rentals per year for the life of the lease as of June 30, 2007:

2007	$100,300
2008	208,400
2009	218,500
2010	232,000
2011	247,700
2012	128,600

Total	$1,135,500

The Company has no other capital leases and no other operating lease commitments.

As is customary in the oil and gas industry, the Company may at times have commitments in place to reserve or earn certain acreage positions or wells. If the Company does not pay such commitments, the acreage positions or wells may be lost.

Note 5 - Differences between Canadian and United States Accounting Principles

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

U.S. GAAP requires disclosure of comprehensive loss which for the Company is net loss under U.S. GAAP plus the change in cumulative translation adjustment under U.S. GAAP.

Comprehensive loss came into effect with fiscal years beginning on or after October 1, 2006.

Management does not believe that any recently issued, not yet effective, Canadian accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

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

Overall Performance

Kodiak Oil & Gas Corp. is a public company listed on the American Stock Exchange (AMEX), trading symbol “KOG”, and is engaged in the business of exploration and development of oil and gas properties. The Company’s principal focus is on the exploration and development of oil and gas properties within two producing basins in the Rocky Mountain Region. The Company is exploring for and developing natural gas in the Green River Basin in southwestern Wyoming and oil in the Williston Basin in Montana and North Dakota.

Kodiak’s results of operations and financial condition are significantly affected by the success of its exploration activity, the resulting production, oil and natural gas commodity prices, and the costs related to operating its properties.

Exploratory Activity

Williston Basin

Mission Canyon/Red River—Sheridan County, Montana and Divide County, North Dakota

The primary producing objectives in this prospect area are the Mission Canyon and the Red River Formations at approximate depths of 8,000 feet and 11,000 feet, respectively. Kodiak has participated in the drilling of four geologic prospects during the first six months of 2007 that were defined by 3-D seismic. The Company completed the Larsh #2-13 well in the Red River Formation and during June 2007, the well averaged production of 165 barrels of oil per day. Currently, two additional wells are being completed and one well was plugged and abandoned. Completion results are expected to be announced during the third quarter.

The Company has released the drilling rig and will evaluate the results of the four wells before proceeding with additional drilling activity. Kodiak has identified several additional prospects within the Company’s acreage that may be drilled subject to the results of our evaluation.

Bakken—McKenzie and Dunn Counties, North Dakota

The Company fracture stimulated its second of three Bakken Formation producers in McKenzie County, North Dakota during the second quarter of 2007. The well was placed back on production and averaged 185 barrels of oil per day over the last 17 days of July.

The Company has continued to acquire acreage in Dunn County, North Dakota where the primary objective is the Bakken shale. Currently, Kodiak has acquired approximately 17,500 gross and 15,000 net acres in a trend bordered by producing wells drilled by EOG Resources, Inc. and Whiting Petroleum Corp. to the north and Marathon Oil Corp. and ConocoPhillips to the west and south. Kodiak’s acreage acquisition efforts are ongoing in this area. The first well on the acreage has been surveyed and permitting procedures are underway. Drilling activity will commence when the permits are approved, which the Company expects to occur in the fourth quarter of 2007.

Green River Basin - Vermillion Basin, Sweetwater County, Wyoming

Vermillion Basin Deep – Baxter Shale and Frontier and Dakota Sandstone

The primary over-pressured deeper natural gas targets of the Vermillion Basin area are the Baxter Shale and Frontier sands at depths to approximately 15,000 feet. In the first half of 2007, the Company drilled and reached total depth on its North Trail Federal #4-35 well (100% WI, 82.5% NRI, Kodiak operated). The well encountered gas shows in several fractures that were intercepted by the 1,655 feet of horizontal lateral in one of the main targets within the Baxter shale. We believe that there is one other primary interval to test in the Baxter Shale. This interval has been drilled and is being evaluated by another operator in the area. The Company intends to re-enter the NT Federal #4-35 well bore during the third quarter and vertically drill the Baxter Formation. Additional procedures will be completed to obtain technical information on the reservoir.

Kodiak has completed drilling operations on its Horseshoe Basin #5-3 well (80% WI, 68% NRI, Kodiak operated) located on the western edge of the prospective producing area. The well was drilled vertically to a depth of 13,534 feet to evaluate the potential of the Mesaverde formations, the Baxter shale and the Frontier sandstone. Logging procedures have been completed and production casing has been run to total depth which will be followed by well completion procedures. Gas pipelines will be constructed into the drillsite once completion work has been evaluated.

The Company has commenced shooting an approximate 43-square-mile 3-D seismic program on the northern block of its acreage which includes portions of its Chicken Springs and Chicken Ranch Federal Units, as well as land currently not included in federal units. Data acquisition, processing and interpretation should be completed in early fourth quarter of 2007

Product Prices and Production

Our results of operations and financial condition are significantly affected by oil and natural gas commodity prices, which can fluctuate dramatically. The commodity prices are beyond the company’s control and are difficult to predict. Market prices reflect worldwide concerns about producer ability to ensure sufficient supply to meet increasing demand amid a host of uncertainties caused by political instability, a weaker U.S. dollar and crude oil refining constraint. We receive lower prices for our oil and gas than what is posted on the New York Mercantile Exchange (NYMEX). The price differentials received for our products vary from month to month and the Company does not currently have hedges of its commodity sales in place.

The Company’s production volumes are a direct result of the success of its exploratory and acquisition activities. Production volumes may vary monthly as various wells are completed or maintained to provide optimal flows.

Oil and gas volume and price realization comparisons for the indicated periods are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Volume:
Gas (Mcf)	52,457	31,891	98,496	63,938
Oil (Bbls)	26,869	10,914	52,135	23,912

Price:
Gas (Mcf)	$4.29	$5.69	$5.32	$6.49
Oil (Bbls)	$61.21	$62.36	$56.04	$56.68

Results of Operations - Three and Six Months Ended June 30, 2007

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Financial Results

Total revenue	$2,324,130	$1,125,266	$4,464,657	$2,137,517
Total costs and expenses	2,773,376	2,133,376	19,368,736	3,151,141
Net loss	(449,246)	(1,008,110)	(14,904,079)	(1,013,624)
Diluted net loss per common share	$(0.005)	$(0.014)	$(0.170)	$(0.015)

Operating Results
Production volumes (BOE)	35,567	16,229	68,485	34,568

Capital Resources and Liquidity
Cash and cash equivalents at end of the period	$30,948,752	$27,494,962	$30,948,752	$27,494,962

Net cash provided by operating activities	3,892,531	497,799	796,996	1,681,844
Capital expenditures	15,042,946	3,608,233	28,481,220	18,029,171
Adjusted EBITDA (see below discussion)	228,323	132,738	1,266,275	618,516

The Company reported a net loss for the three months ended June 30, 2007 of $449,246 compared with a net loss of $1,008,110 for the same period in 2006. The Company reported a net loss for the six months ended June 30, 2007 of $14,904,079 compared with a net loss of $1,013,624 for the same period in 2006. $14,000,000 of the 2007 loss is attributable to the full cost pool write-down during the first quarter of 2007, as described below.

The Company’s earnings before interest, taxes, depreciation, depletion, amortization, gain on foreign currency and stock-based compensation, (“Adjusted EBITDA”) increased to $228,323 for the three months ended June 30, 2007 compared to $132,738 for the same period in 2006. The Company’s Adjusted EBITDA increased to $1,266,275 for the six months ended June 30, 2007 compared to $618,516 for the same period in 2006. Adjusted EBITDA is not a Generally Accepted Accounting Principle (“GAAP”) measure of performance. The Company uses this non-GAAP performance measure primarily to compare its performance with other companies in the industry that make a similar disclosure. The Company believes that this performance measure may also be useful to investors for the same purpose. Investors should not consider this measure in isolation or as a substitute for operating income, or any other measure for determining the Company’s operating performance that is calculated in accordance with GAAP. In addition, because EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies. Reconciliation between June 30, 2007 EBITDA and net income is provided in the table below:

	Six Months ending June 30,
Reconciliation of Adjusted EBITDA:	2007	2006
Net Loss	$(14,904,079)	$(1,013,624)
Add back:
Depreciation, depletion & amortization expense	2,026,013	879,190
Asset impairment	14,000,000	—
(Gain) on foreign currency exhange	(683,453)	(368,143)
Stock based compensation expense	827,794	1,121,093

Adjusted EBITDA	$1,266,275	$618,516

Gas production volumes were 52,457 and 31,891 Mcf for the three month periods ended June 30, 2007 and 2006, respectively. Oil production volumes were 26,869 and 10,914 barrels for the three month periods ended June 30, 2007 and 2006, respectively. Total gas price realizations decreased 22.4% to $4.29 per Mcf for the three month period ended June 30, 2007 compared to the same period in 2006. Oil price realizations were $61.21 per barrel for the three month period ended June 30, 2007 compared to $62.72 for the same period in 2006. The net effect of the pricing and volume changes resulted in an increase of oil and gas revenues of $1,007,503 to $1,869,602 for the three month periods ended June 30, 2007 compared to the same period in 2006.

Gas production volumes were 98,496 and 63,938 Mcf for the six month periods ended June 30, 2007 and 2006, respectively. Oil production volumes were 52,135 and 23,912 barrels for the six month periods ended June 30, 2007 and 2006, respectively. Total gas price realizations decreased 18.03% to $5.32 per Mcf for the six month period ended June 30, 2007 compared to the same period in 2006. Oil price realizations were $56.04 per barrel for the six month period ended June 30, 2007 compared to $56.97 for the same period in 2006. The net effect of the pricing and volume changes resulted in an increase of oil and gas revenues of $1,675,741 to $3,446,419 for the six month periods ended June 30, 2007 compared to the same period in 2006.

The Company recorded lease operating and production tax expense of $345,998 during the three month period ended June 30, 2007, as compared to $236,746 during the same period in 2006. Depreciation, depletion, amortization and abandonment liability accretion was $986,767 for the three month period ended June 30, 2007 compared to $491,674 for the same period in 2006. The Company recorded lease operating and production tax expense of $736,773 during the six month period ended June 30, 2007, as compared to $349,660 during the same period in 2006. Depreciation, depletion, amortization and abandonment liability accretion was $2,026,013 for the six month period ended June 30, 2007 compared to $879,190 for the same period in 2006. The changes in these expenses for both comparable periods reflect the Company’s growing production base, number of producing wells and, because of revenue-based production taxes, the increase in sales revenues.

The Company’s general and administrative costs of $2,026,443 during the three months ended June 30, 2007 compares to $1,825,632 for the same period in 2006. Included in the general and administrative expense is a stock-based compensation charge of $552,214 and $1,069,850 for the three month periods ending June 30, 2007 and 2006, respectively, for options and restricted stock issued to officers, directors and employees.

The Company’s general and administrative costs of $3,289,403 during the six months ended June 30, 2007 compares to $2,290,435 for the same period in 2006. Included in the general and administrative expense is a stock-based compensation charge of $827,794 and $1,121,093 for the six month periods ending June 30, 2007 and 2006, respectively, for options and restricted stock issued to officers, directors and employees. The overall increase in general and administrative expenses is a result of the Company’s increased staffing requirements and level of activity. The Company currently has fifteen full time employees, an increase of six from the same period in 2006.

As of March 31, 2007, based on current oil and gas prices of $55.12 per barrel and $4.47 per Mcf, the Company’s full cost pool exceeded the present value of the Company’s estimated future net revenue discounted at 10%. Therefore, impairment expense of $14,000,000 was recorded during the quarter ended March 31, 2007. As of June 30, 2007, based on current oil and gas prices of $59.90 per barrel and $4.39 per Mcf, the present value of the Company’s estimated future net revenue discounted at 10% exceeded the Company’s full cost pool and no additional impairment was recorded.

Liquidity and Capital Resources

As of June 30, 2007, the Company had working capital of $28.5 million and no long term debt. During the six month periods ended June 30, 2007 and 2006, the Company’s share of exploration and development costs was $28.4 million and $18.0 million respectively.

The Company is currently operating one rig in its deep Vermillion Basin prospect area in Wyoming. The Company has budgeted capital expenditures in the Vermillion Basin of approximately $8.5 million through the fourth quarter of 2007. The Company has temporarily released its drilling rig in the Williston Basin until further evaluation can be completed on the Company’s Red River and Mission Canyon prospects. The Company has allocated $6 million to additional completion, drilling and acreage work in the Williston Basin through the year end. Subject to obtaining timely drilling permits, the Company could commence drilling of a Bakken test in Dunn County for which the net costs to Kodiak are expected to be $3.5 million. Existing working capital, anticipated cash flow from operations and drilling joint ventures are expected to be sufficient to fund the Company’s operations and its existing capital commitments. The actual amount, timing and allocation of the Company’s capital expenditures is dependant on the results of the Company’s ongoing exploration and drilling programs, the Company’s evaluation of the technical and geological data obtained in the course of its operations and certain other factors, such as the market price for oil and gas and the availability and cost of oil field services.

The Company has no lines of credit or other bank financing arrangements. The Company has no defined benefit plan and no obligation for post retirement employee benefits.

Financial Instruments and Other Instruments

As of June 30, 2007 the Company had cash, accounts payable and accrued liabilities which are carried at approximate fair value because of the short maturity date of those instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Critical Accounting Policies and Estimates

Please refer to the corresponding section in Part I, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2006.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The adoption of FIN 48 had an immaterial impact on the Company’s consolidated financial position and did not result in unrecognized tax liabilities or benefits being recorded. Accordingly, no corresponding interest and penalties have been accrued. The Company files returns in Canada, in which the Company has net operating loss positions. The Company also files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue service for tax years before 2003 and for state and local tax authorities for years before 2002. The Company does, however, have prior year net operating losses that remain open for examination.

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

Off-Balance Sheet Arrangements

Kodiak does not have any off-balance sheet financing arrangements at June 30, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oil and Gas Price Fluctuations

The Company’s primary market risk is market changes in oil and natural gas prices. Prospective revenues from the sale of products or properties will be impacted by oil and natural gas prices. A $1.00 per Mcf change in the market price of natural gas will result in approximately $86,200 change in the gross gas production revenue. A $1.00 per barrel change in the market price of oil will result in approximately $51,800 change in our gross oil production revenue. The impact on any potential sale of property cannot be readily determined.

Interest Rate Fluctuations

Kodiak currently maintains some of its available cash in redeemable short-term investments, classified as cash equivalents, and the reported interest income from these short-term investments could be adversely affected by any material changes in U.S. dollar interest rates. A 1% change in the interest rate would have approximately $309,500 annual impact if all of the Company’s cash was invested in interest-bearing notes.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation required by the Securities and Exchange Act of 1934 (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Other than the following update, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 27, 2007.

Risks Relating to the Company

Pipeline Capacity in the Rocky Mountain region may be inadequate, and consequently, a price decrease may more adversely affect the price received for our Rocky Mountain production than production in other U.S. regions.

Natural gas prices are critical to our business, and the marketability of our production will depend on the capacity of oil and natural gas gathering systems and pipelines. Oftentimes, the market price for natural gas in the Rocky Mountain region differs from the market indices for natural gas in other regions of the United States. Management believes the current differential is due, in large part, to insufficient pipeline capacity in the Rocky Mountain region. Therefore, a price decrease may more adversely affect the price received for our Rocky Mountain production than production in the other U.S. regions. From time to time, new pipeline projects have been announced, including the Rockies Express Pipeline, to transport natural gas production from the Rocky Mountain region to markets. However, there can be no assurance that such infrastructures will be built, or that if built, they would prevent large basis differentials from occurring in the future. The unavailability or insufficient capacity of pipeline facilities could force us to shut-in producing wells, delay the commencement of production, or discontinue development plans for some of our properties, which would adversely affect our financial condition and performance.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2006, we raised net proceeds of $46,672,213 in a public offering of 12,075,000 shares of common stock, all of which shares were sold. The registration statements to register the shares became effective on December 15, 2006 (commission file number 333-138932) and December 18, 2006 (commission file number 333-139441). We have used approximately $28,400,000 of the net proceeds from the offering for exploration and drilling activities. We expect to use the remainder of our net proceeds to fund a portion of our 2007 exploration and drilling programs and for working capital and general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual General Meeting of Shareholders on May 24, 2007. The meeting was held to elect five directors to serve until the 2008 Annual General Meeting of Shareholders; to ratify the selection of Hein & Associates LLP as independent auditors of the Company for the year ending December 31, 2007; and to approve the 2007 Stock Incentive Plan for employees, officers, consultants, independent contractors and directors of the Company.

The results of the voting related to the elections of the nominees for director are below. The “For” column represents the number of affirmative votes, and the “Withheld” column represents the number of abstentions and broker non-votes by holders of common stock represented by either proxy or in person at the meeting.

Name	For	Withheld
Lynn A. Peterson	55,665,581	254,103
James E. Catlin	54,436,338	1,483,346
Rodney D. Knutson	55,283,820	635,864
Herrick K. Lidstone, Jr.	55,660,281	259,403
Don A. McDonald	55,656,541	263,143

Shareholders voted 54,793,082 shares for the proposal to ratify the selection of Hein & Associates LLP as independent auditors of the Company for the fiscal year ending December 31, 2007, with 1,126,600 shares withheld.

Shareholders voted 23,267,425 shares for and 17,412,623 shares against the proposal to approve the 2007 Stock Incentive Plan, with 175,045 votes spoiled.

ITEM 5. OTHER INFORMATION

None.

Additional information relating to the Company is available on the U.S. Securities & Exchange Commission website at www.sec.gov.

ITEM 6. EXHIBITS

(a) Exhibits

31.1	Certification of the Principal Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to §302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KODIAK OIL & GAS CORP.

August 9, 2007	/s/ Lynn A. Peterson
Lynn A. Peterson
President and Chief Executive Officer
(principal executive officer)

August 9, 2007	/s/ James P. Henderson
James P. Henderson
Vice-President and Chief Financial Officer
(principal financial officer)