Form 10-Q
period 2007-09-30
Kodiak Oil & Gas Corp
filed 2007-11-09
CIK 1322866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Commission File No. 001-32920

Kodiak Oil & Gas Corp.

(Exact name of registrant as specified in its charter)

Yukon Territory	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

87,931,926 shares of no par value of the Registrant’s Common Stock were issued and outstanding as of October 31, 2007.

KODIAK OIL & GAS CORP.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KODIAK OIL & GAS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	September 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$19,364,686	$58,469,263
Accounts receivable
Trade	1,904,740	1,877,185
Accrued sales revenues	756,606	666,990
Prepaid expenses and other	163,343	103,707
Total Current Assets	22,189,375	61,117,145

Property and equipment (full cost method), at cost:
Proved oil and gas properties	63,750,176	27,167,338
Unproved oil and gas properties	20,132,339	19,607,474
Wells in progress	6,318,482	7,700,415
Less-accumulated depletion, depreciation, amortization, accretion and asset impairment	(40,193,045)	(2,224,962)
Net oil and gas properties	50,007,952	52,250,265
Other property and equipment, net of accumulated depreciation of $153,622 in 2007 of $102,231 in 2006	324,463	181,752
Restricted Investments	253,339	224,452

Total Assets	$72,775,129	$113,773,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$3,579,461	$9,879,104

Noncurrent Liabilities:
Asset retirement obligation	368,280	249,695
Total Liabilities	3,947,741	10,128,799

Commitments and Contingenicies - Note 4
Stockholders’ Equity:
Common stock, $0.01 par value: authorized-100,000,000 Issued: 87,931,926 shares in 2007 and 87,548,426 shares in 2006	879,319	875,484
Additional paid-in capital	113,452,690	111,384,998
Accumulated deficit	(45,504,621)	(8,615,667)
Total Stockholders’ Equity	68,827,388	103,644,815
Total Liabilities and Stockholders’ Equity	$72,775,129	$113,773,614

SEE ACCOMPANYING NOTES

KODIAK OIL & GAS CORP.

CONDENDSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Revenues:
Gas production	$226,116	$143,504	$750,591	$558,768
Oil production	1,974,133	897,085	4,896,077	2,252,499
Interest	305,749	232,446	1,323,987	599,285
Total revenue	2,505,998	1,273,035	6,970,655	3,410,552

Cost and expenses:
Oil and gas production	460,867	194,021	1,197,639	543,681
Depletion, depreciation, amortization and accretion	2,036,384	494,829	4,062,397	1,374,019
Asset impairment	20,000,000	—	34,000,000	—
General and administrative	2,091,145	980,100	5,380,549	3,270,534
(Gain) on currency exchange	(97,523)	(6,627)	(780,976)	(374,770)
Total costs and expenses	24,490,873	1,662,323	43,859,609	4,813,464

Net loss	$(21,984,875)	$(389,288)	$(36,888,954)	$(1,402,912)

Basic & diluted weighted-average common shares outstanding	87,799,774	74,939,654	87,658,770	69,706,082

Basic & diluted net loss per common share	$(0.250)	$(0.005)	$(0.421)	$(0.020)

SEE ACCOMPANYING NOTES

KODIAK OIL & GAS CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance December 31, 2006:	87,548,426	875,484	111,384,998	(8,615,667)	103,644,815

Issuance of stocks for cash: -pursuant to exercise of options	363,500	3,635	378,515		382,150
Employee stock grants	20,000	200	125,000		125,200
Stock-based compensation			1,564,177		1,564,177
Net loss				(36,888,954)	(36,888,954)

Balance September 30, 2007:	87,931,926	$879,319	$113,452,690	$(45,504,621)	$68,827,388

SEE ACCOMPANYING NOTES

KODIAK OIL & GAS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(36,888,954)	$(1,402,912)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depletion, depreciation, amortization and accretion	4,062,397	1,374,019
Asset impairment	34,000,000	—
Stock based compensation	1,689,377	1,372,152
Changes in currrent assets and liabilites:
Accounts receivable-trade	(27,555)	(678,549)
Accounts receivable-accrued revenue	(89,616)	(204,253)
Prepaid expenses and other	(59,636)	(107,462)
Accounts payable and accrued liabilities	(2,069,346)	(728,440)

Net cash provided by (used in) operating activities	616,667	(375,445)

Cash flows from investing activities:
Oil and gas properties	(39,855,687)	(22,111,417)
Equipment	(218,820)	(23,457)
Restricted investment	(28,887)	(64,400)

Net cash (used in) investing activities	(40,103,394)	(22,199,274)

Cash flows from financing activity:
Proceeds from the issuance of shares	382,150	39,631,330
Stock issuance costs	—	(2,909,299)
Net cash provided by financing activities	382,150	36,722,031

Net change in cash and cash equivalents	(39,104,577)	14,147,312

Cash and cash equivalents at beginning of the period	58,469,263	7,285,548

Cash and cash equivalents at end of the period	$19,364,686	$21,432,860

Supplemental cash flow information
Oil & gas property accrual included in
Accounts payable and accrued liabilities	$375,100	$1,726,890

Asset retirement obligation	$100,379	$85,725

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

The Company was incorporated (continued) in the Yukon Territory on September 28, 2001.

Note 2 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Kodiak Oil & Gas (USA) Inc.  All significant inter-company balances and transactions have been eliminated. Substantially all of the Company’s business is transacted in U.S. dollars and, accordingly, the financial statements are expressed in U.S. dollars. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s results for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

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

Restricted Investment

The restricted investment balance as of September 30, 2007 is comprised of: (a) $183,542 certificate of deposit to collateralize a surety bond to provide for state bonding requirements for plugging and abandonment liabilities; and (b) a $69,797 certificate of deposit to collateralize the costs of the new office floor improvements that will be released over four years at $17,449 per year.  The restricted investment balance as of December 31, 2006 is comprised of: (a) $182,052 certificate of deposit to collateralize a surety bond to provide for state bonding requirements for plugging and abandonment liabilities; and (b) $42,400 certificate of deposit to collateralize the costs of office improvements.

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

Oil and Gas Producing Activities

The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and gas properties are initially capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geologic and geophysical expenses, carrying charges on non-producing properties, and costs of drilling directly related to acquisition and exploration activities. Proceeds from property sales are generally credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  The Company had no property sales for the three and nine month periods ended September 30, 2007.

Capitalized costs, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on estimated gross proved reserves.  Relative volumes of oil and gas production and reserves are converted at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil.  Gross proved reserves are estimated annually by independent petroleum engineers and updated throughout the year by the Company as new wells are drilled and as more current information is obtained.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.  Costs of unproved properties are withheld from the depletion base until they are developed, abandoned, or impaired.

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

The optimal method of determining proved reserve estimates is based upon a decline analysis method, which consists of extrapolating future reservoir pressure and production from historical pressure decline and production data. The accuracy of the decline analysis method generally increases with the length of the production history. Most of the Company’s wells have been producing less than six years and for some, less than a year.  Because of this short production history, other generally less accurate methods such as volumetric analysis and analogy to the production history of wells of ours and other operators in the same reservoir were used in conjunction with the decline analysis method to determine the Company’s estimates of proved reserves including developed  producing, developed non-producing and undeveloped. As the Company’s wells are produced over time and more data is available, the estimated proved reserves will be re-determined at least on an annual basis and may be adjusted based on that data.  As noted below, because of significant exploration activity and additional well data, the Company updated its reserves as of September 2007.

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

Because of significant exploration activity during late 2006 and 2007 and the short production history on many existing wells at the time of the preparation of the December 31, 2006 reserve report, the Company updated its reserves as of September 30, 2007. Commodity prices used in this analysis include the Plains Marketing West Texas Intermediate crude oil posted price of $78.25 per barrel, the Platts Gas Daily Northern, Ventura midpoint price of $5.63 per MMBtu, and the Platts Gas Daily Questar Rocky Mountain midpoint price of $0.98 per MMBtu.  All prices are as of September 30, 2007, and are further adjusted for transportation and quality differentials.  The resulting weighted average realized oil and gas prices for the production of proved reserves at September 30, 2007, was $71.59 per barrel of crude oil and $3.96 per Mcf of natural gas.  Wells with gas sold based on the Questar Rocky Mountain price are largely uneconomic and therefore have little effect on the weighted average sales price.  Based on this analysis, the Company’s full cost pool exceeded the ceiling limitation by approximately $20.0 million and an impairment expense was recorded for this amount during the quarter ended September 30, 2007.

As of December 31, 2006, based on realized oil and gas prices of $50.37 per barrel and $4.53 per Mcf, the full cost pool exceeded the ceiling by approximately $5.2 million. However, in early 2007, oil and gas prices increased and the Company completed a well with additional reserves.  Using the price on the subsequent remeasurement date, the Company’s full cost pool did not exceed the ceiling limitation and therefore, the Company did not record an impairment of its oil and gas properties at December 31, 2006.  As of March 31, 2007, the Company’s full cost pool exceeded the ceiling limitation based on oil and gas prices at March 31, 2007 of $55.12 per barrel and $4.47 per Mcf and an impairment expense of $14.0 million was recorded during the quarter ended March 31, 2007.

The year-to-date impairment of $34,000,000 is primarily the result of the Company’s inability to establish production and qualified reserves in its deep Vermillion Basin project, continued low natural gas prices in Wyoming, and the impairment of certain undeveloped properties in Wyoming and North Dakota.

As with many resource plays in the early stages of development, significant expenditures have been and will continue to be required to understand the parameters of the deep Vermillion Basin play.  As of September 30, 2007, Kodiak has drilled four exploratory wells in the Baxter, Frontier, and Dakota Formations to better understand the resource potential.  In the second half of 2007, Kodiak has focused on acquiring additional geologic and geophysical data from these wells and the acquisition and interpretation of an extensive seismic study over the northern portion of its acreage.  While the Company is optimistic about the long-term potential of this prospect Kodiak has not established significant proved reserves for the deep Vermillion Basin.  As a result, the value of the development to date calculated under SEC guidelines does not offset the cost of the wells and related acreage in the full cost pool.  For further detail of activities in this area see management’s discussion in Item 2 of this filing.

Kodiak has drilled three non-commercial wells on its Great Bear prospect in northern North Dakota since late 2005.  As a result and because of Management’s reduced drilling plans in the southern portion of this acreage, the Company has impaired approximately half of this acreage in the third quarter 2007.  The Company has also impaired certain acreage in Wyoming unrelated to its Vermillion play due to reduced expectations.

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

Stock-Based Compensation

The Company historically accounted for stock-based compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 required us to record an expense associated with the fair value of stock-based compensation.

On January 1, 2006, we adopted SFAS No. 123(R), “Accounting for Stock-Based Compensation,” using the modified prospective method. Under the modified prospective method, the adoption of SFAS No. 123(R) applies to new awards and to awards modified, repurchased, or cancelled after December 31, 2005, as well as to the unvested portion of awards outstanding as of January 1, 2006. In accordance with the modified prospective method, Kodiak has not adjusted the financial statements for periods ended prior to January 1, 2006. The Company did not recognize any one-time effects of the adoption and continued to use similar option valuation models and assumptions as were used prior to January 1, 2006. There is no fair-value-based compensation expense associated with prior awards that were not vested on the date of the adoption of SFAS No. 123(R).

Kodiak currently use the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

Asset Retirement Obligation

The Company follows SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties in the condensed consolidated balance sheets.  The Company depletes the amount added to proved oil and gas property costs.  The future cash outflows associated with settling the asset retirement obligations that have been accrued in the accompanying balance sheets are excluded from the ceiling test calculations.  The Company also depletes the estimated dismantlement and abandonment costs, net of salvage values, associated with future development activities that have not yet been capitalized as asset retirement obligations.  These costs are also included in the ceiling test calculation.  The asset retirement liability will be allocated to operating expense by using a systematic and rational method.  A reconciliation of our asset retirement liability for the nine months ended September 30, 2007 and 2006 is as follows:

	Nine Months Ended September 30,
	2007	2006

Balance beginning of period	$249,695	$69,073
Liabilities incurred	100,379	84,085
Liabilities settled	—	—
Revisions in estimated cash flows	—	—
Accretion expense	18,206	5,907

Balance end of period	$368,280	$159,065

Recently Issued Accounting Pronouncements:

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007.  FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.   Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The adoption of FIN 48 had an immaterial impact on the Company’s consolidated financial position and did not result in unrecognized tax liabilities or benefits being recorded. Accordingly, no corresponding interest and penalties have been accrued. The Company files returns in Canada, in which the Company has net operating loss positions.  The Company also files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue service for tax years before 2003 and for state and local tax authorities for years before 2002. The Company does, however, have prior year net operating losses which remain open for examination.

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

Note 3 – Compensation Plan

Stock-based Compensation Plan

Under the Company’s 2007 Stock Incentive Plan (the “2007 Plan”), which replaced the Company’s Incentive Share Option Plan (the “Pre-existing Plan”), stock options, stock appreciation rights (SARs), restricted stock and restricted stock units, performance awards, stock or property, stock awards and other stock-based awards may be granted to any employee, consultant, independent contractor, director or officer of the Company. A total of 8,000,000 shares of common stock may be issued under the 2007 Plan, which includes shares issuable under the Pre-existing Plan pursuant to options outstanding as of the effective date of the 2007 Plan. No more than 8,000,000 shares may be used for stock issued pursuant to incentive stock options and the number of shares available for granting restricted stock and restricted stock units shall not exceed 1,000,000, subject to adjustment as defined in the 2007 Plan. The Company granted 1,930,000 stock options and 81,000 shares of restricted stock in the nine-month period ended September 30, 2007.

Compensation expense charged against income for all stock-based awards during the nine months ended September 30, 2007 and September 30, 2006 was $1.7 million and $1.4 million, pre-tax, respectively, which is included in general and administrative expense in the Consolidated Statements of Operations.

The following assumptions were used for the Black-Scholes model to value options granted in the periods presented:

	September 30, 2007	December 31, 2006

Risk free rates	4.80 - 5.89%	4.56 - 5.25%
Dividend yield	0%	0%
Expected volatility	53.72 - 56.26%	62.79 - 64.92%
Weighted average expected stock option life	5.85 years	3.36 years

The weighted average fair value at the date of grant for stock options granted is as follows:

Weighted average fair value per share	$3.42	$1.58
Total options granted	1,930,000	2,110,000

Total weighted average fair value of options granted	$6,608,423	$3,339,312

A summary of the stock options outstanding as of September 30, 2007 is as follows:

		Weighted
		Average
	Number	Exercise
	of Options	Price
Balance outstanding at December 31, 2006	4,636,500	$1.96

Granted	1,930,000	$5.99
Canceled	(205,000)	$3.81
Exercised	(363,500)	$1.15

Balance outstanding at September 30, 2007	5,998,000	$3.25

Options exercisable at September 30, 2007	3,663,000	$1.94

At September 30, 2007, stock options outstanding are as follows:

	Number of
Exercise Price	Shares	Expiry Date
$0.45	925,000	March 1, 2009
$0.90	338,000	August 23, 2009
$1.08	800,000	October 16, 2010
$2.11	50,000	March 12, 2011
$3.17	1,200,000	April 14, 2011
$4.03	285,000	June 28, 2011
$3.81	220,000	October 31, 2011
$6.26	1,150,000	June 30, 2012
$0.45	75,000	March 2, 2014
$1.08	75,000	October 17, 2015
$3.17	100,000	June 30, 2017
$6.26	570,000	May 24, 2017
$3.81	210,000	August 15, 2017
	5,998,000

The aggregate intrinsic value of outstanding and vested options as of September 30, 2007 was $5,823,055 and $5,784,618, respectively, based on the Company’s September 30, 2007 closing common stock price of $3.30. This amount would have been received by the option holders had all option holders exercised their options as of that date.

The total grant date fair value of the shares vested during the three and nine months ended September 30, 2007 was $624,600 and $1,519,200, respectively. As of September 30, 2007, there was $5,824,085 of total unrecognized compensation cost related to unamortized options. That cost is expected to be recognized over a period of three years.

The Company granted 81,000 restricted stock awards in the nine months ended September 30, 2007. Of these awards, 60,000 vest on a graded-vesting basis of one-third immediately and one-third at each anniversary date over a two year service period and 20,000 vest on a graded-vesting basis of one-third at each anniversary date over a three year service period. The Company recognizes compensation cost over the requisite service period for the entire award with the expense recognized upon vesting. The fair value of restricted stock grants is based on the stock price on the grant date and the Company assumed no annual forfeiture rate. As of September 30, 2007, there were 61,000 unvested shares with a weighted-average grant date fair value of $4.91 per share and $299,680 of total unrecognized compensation cost related to non-vested restricted stock which is expected to be recognized over a three-year period.

Note 4 - Commitments and Contingencies

The Company leases office facilities under an operating lease agreement that expires on June 30, 2012. Rent expense was $102,314 and $47,546 for the nine month periods ended September 30, 2007 and 2006, respectively.

The following table shows the annual rentals per year for the life of the lease as of September 30, 2007:

2007	$50,100
2008	208,400
2009	218,500
2010	232,300
2011	247,700
2012	128,400
Total	$1,085,400

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

Note 5 - Differences between Canadian and United States Accounting Principles

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which differ in certain respects with those principles and practices that the Company would have followed had its financial statements been prepared in accordance with accounting principles and practices generally accepted in Canada. Management does not believe that the financial statements would vary materially had they been prepared in accordance with Canadian GAAP and that any recently issued, not yet effective, Canadian accounting standards, if currently adopted, would not have a material effect on the accompanying financial statements.

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

Overall Performance

Kodiak Oil & Gas Corp. is a public company listed on the American Stock Exchange (AMEX), under the trading symbol “KOG”, and is engaged in the business of exploration and development of oil and gas properties. The Company’s principal focus is on the exploration and development of oil and gas properties within two producing basins in the Rocky Mountain Region. The Company is exploring for and developing natural gas in the Green River Basin in southwestern Wyoming and oil in the Williston Basin in Montana and North Dakota.

Kodiak’s results of operations and financial condition are significantly affected by the success of its exploration activity, the resulting production, oil and natural gas commodity prices, and the costs related to operating its properties. As is common with companies engaged in the exploration of early resource plays, Kodiak’s financial position and results of operations change significantly from period to period. During the nine month period ended September 30, 2007, we incurred capital expenditures of approximately $40 million largely related to our oil and gas drilling operations.  Except for wells currently in progress, these expenditures increased the Company’s full cost pool, but did not add significantly to our reserves. As of September 30, 2007, the value of Kodiak’s proved reserves as calculated under SEC guidelines, did not support the costs included in the full cost pool, based on oil and gas prices of $71.59 per barrel of crude oil and $3.96 per Mcf of natural gas.  Consequently the Company recorded a cumulative asset impairment of $34 million during the nine month period ended September 30, 2007.

Our working capital of $18.6 million as of September 30, 2007 may not be sufficient to support all of our potential exploration opportunities in 2008, depending on the nature and extent of our final capital expenditure budget and the terms of potential joint venture arrangements into which the company may enter. As our anticipated funds from operations are expected to provide only a limited amount of additional working capital, it is likely that we will need to obtain alternative sources of capital to fund our growth and development. We anticipate that we would seek to obtain additional funding either by means of debt or equity financings or by entering into additional joint venture agreements with other companies, the availability of which there can be no assurance.

Exploratory Activity

Williston Basin

Mission Canyon/Red River Formations—Sheridan County, Montana and Divide County, North Dakota

The primary producing objectives in this prospect area are the Mission Canyon and the Red River formations at approximate depths of 8,000 feet and 11,000 feet, respectively. In the third quarter of 2007, the Company completed one well in the Mission Canyon Formation. The well was put on production at the end of September and a pumping unit is currently being installed. During the nine-month period ended September 30, 2007, Kodiak has participated in the drilling of five geologic prospects that were defined by 3-D seismic. The Company has completed two of these wells and three were dry holes. Kodiak will monitor the production from the recently drilled wells before further stepouts are drilled. The Company has identified several additional prospects within its acreage that may be drilled during 2008 subject to the results of seismic evaluation. Kodiak is currently permitting an approximate 18 square mile 3-D seismic program over some of its acreage.

Bakken Formation—McKenzie and Dunn Counties, North Dakota

Kodiak has three wells in McKenzie County producing from the Bakken Formation near the North Dakota and Montana state line. The three wells were put on production in late 2006 and early 2007 and have produced 35,605 barrels of oil through September 30, 2007. One of the three wells has never been fracture stimulated and we would expect such procedure to be completed in early 2008. The Company has at least two undeveloped locations offsetting these wells which could be drilled in 2008.

The Company has continued its ongoing acreage acquisition program in Dunn County, North Dakota where the primary objective is the Bakken shale.  Kodiak has acquired leasehold acreage in a trend bordered by producing wells drilled by, among others, EOG Resources, Inc. and Whiting Petroleum Corp. to the north and Marathon Oil Corp. and ConocoPhillips to the west and south. The Company is presently awaiting approval of a permit to drill from the Bureau of Land Management and the Bureau of Indian Affairs on its most southern block of acreage in the area that encompasses approximately 9,000 gross acres. Subject to obtaining a permit to drill from the Bureau of Land Management and the Bureau of Indian Affairs, drilling activity should commence in early 2008.

In the third quarter of 2007, the Company entered into a letter of intent with a private, independent exploration and production company to jointly lease and develop certain prospective lands north and northwest of our original acreage block noted above. Under this letter of intent and subsequent participating agreement, the Company and its partner each will have an undivided 50% working interest in the properties. Under the participating agreement, the Company has committed to participate in the drilling of two horizontal wells that will evaluate the Bakken formation at an approximate vertical depth of 10,000 feet. We expect the permitting procedures will begin in the fourth quarter of 2007 with drilling scheduled for the first half of 2008. The two companies will share operations with each entity operating certain properties.

Green River Basin - Vermillion Basin, Sweetwater County, Wyoming

Vermillion Basin Deep – Baxter Shale and Frontier and Dakota Sandstone

The primary deeper natural gas targets of the Vermillion Basin area are the over-pressured Baxter Shale and Frontier sands at depths to approximately 15,000 feet. In the first half of 2007, the Company horizontally drilled the first gaseous interval in the Baxter Formation, at an approximate vertical depth of 11,700 feet, on its NT Federal #4-35H well (100% working interest (“WI”), 82.5% net revenue interest (“NRI”), Kodiak operated). While the well encountered gas shows in several fractures that were intercepted by the 1,655 feet of horizontal lateral in one of the targets within the Baxter shale, the production results were not commercial and this lateral has been abandoned. The Company re-entered the NT Federal #4-35H well bore during the third quarter of 2007, sidetracked and vertically drilled the Baxter, Frontier and Dakota Formations to a total depth of 14,434 feet. The Company obtained full cores over five sixty-foot intervals throughout the Baxter Formation. These cores are currently being evaluated for a number of factors including gas in place, rock properties and mechanics and fracture orientation. This process should be completed during the fourth quarter of 2007. Completion work on this well will continue during the fourth quarter with the fracture stimulation of the Frontier and Dakota Sands and the Baxter Shale. Stimulation of the Frontier and Dakota sands has been completed with the Baxter Shale to be stimulated in late November 2007.

Kodiak completed drilling operations on its HB #5-3 well (80% WI, 68% NRI, Kodiak operated) located on the western edge of the prospective producing area. The well was drilled vertically to a depth of 13,534 feet to evaluate the potential of the Mesaverde formations, the Baxter shale and the Frontier sandstone. Completion procedures are underway and are expected to be completed in early November 2007.

During the third quarter, the Company completed the acquisition of approximately 43-square-mile 3-D seismic program on the northern block of its acreage which includes portions of its Chicken Springs and Chicken Ranch Federal Units, as well as land currently not included in federal units. Processing and interpretation should be completed in the fourth quarter of 2007 which will assist the Company as it begins to outline its 2008 drilling program in the Vermillion Basin.

Kodiak’s operated wells in the Vermillion Basin were shut in during the 2007 summer and fall months due to adverse gas prices. The Company expects to commence production on these wells in December 2007 as stronger gas prices are anticipated during the winter months. Additionally, the completion of the Rockies Express Pipeline is scheduled to go into service during the first quarter of 2008 which is expected to improve natural gas prices in the Rockies production area.

Product Prices and Production

Kodiak’s results of operations and financial condition are significantly affected by oil and natural gas commodity prices, which can fluctuate dramatically. The commodity prices are beyond the Company’s control and are difficult to predict. Market prices reflect worldwide concerns about producer ability to ensure sufficient supply to meet increasing demand amid a host of uncertainties caused by political instability, a weaker U.S. dollar and crude oil refining constraint. We receive lower prices for our oil and gas than what is posted on the New York Mercantile Exchange (NYMEX). The price differentials received for our products vary from month to month and the Company does not currently have hedges of its commodity sales in place.

The Company’s production volumes are a direct result of the success of its exploratory and acquisition activities. Production volumes may vary monthly as various wells are completed or maintained to provide optimal flows.

Oil and gas sales volume and price realization comparisons for the indicated periods are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Volume:
Gas (Mcf)	52,877	29,783	150,977	93,721
Oil (Bbls)	27,553	14,316	79,689	38,223

Price:
Gas (Mcf)	$4.28	$4.82	$4.97	$5.96
Oil (Bbls)	$71.65	$62.66	$61.44	$58.93

Results of Operations - Three Months Ended September 30, 2007 and 2006

	Three months ended September 30,
	2007	2006

Financial Results
Total revenue	$2,505,998	$1,273,035
Total costs and expenses	24,490,873	1,662,323
Net loss	(21,984,875)	(389,288)
Diluted net loss per common share	$(0.250)	$(0.005)

Operating Results
Production volumes (BOE)	36,366	19,280

Capital Resources and Liquidity
Cash and cash equivalents at end of the period	$19,364,686	$21,432,860

Net cash provided by operating activities	(180,329)	(2,057,287)
Capital expenditures - oil and gas properties	11,501,353	4,082,247
Adjusted EBITDA (see below discussion)	815,569	349,973

The Company reported a net loss for the three months ended September 30, 2007 of $21,984,875 compared with a net loss of $389,288 for the same period in 2006. The increased loss was largely due to the $20 million impairment related to the full-cost ceiling test; increased depletion, depreciation, amortization expense related to additional wells drilled and impairment of acreage; and general and administrative costs as the result of higher stock based compensation expense. Increased revenues from higher production volumes and prices were more than offset by the increase in these non-cash expenses.

In evaluating its business, Kodiak considers earnings before interest, taxes, depreciation, depletion, amortization, gain on foreign currency and stock-based compensation (“Adjusted EBITDA”) as a key indicator of financial operating performance and as a measure of the ability to generate cash for operational activities and future capital expenditures. The Company’s “Adjusted EBITDA” increased 133% to $815,569 for the three months ended September 30, 2007 from the same period in 2006. The increase in Adjusted EBITDA was largely the result of increased production from additional drilling and higher commodity prices offset to a lesser extent by increased oil and gas production expense. Adjusted EBITDA is not a Generally Accepted Accounting Principle (“GAAP”) measure of performance. The Company uses this non-GAAP measure primarily to compare its performance with other companies in the industry that make a similar disclosure and as a measure of its current liquidity. The Company believes that this measure may also be useful to investors for the same purpose and for an indication of the Company’s ability to generate cash flow at a level that can sustain or support our operations and capital investment program. Investors should not consider this measure in isolation or as a substitute for operating income or loss, cash flow from operations determined under GAAP, or any other measure for determining the Company’s operating performance that is calculated in accordance with GAAP. In addition, because EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies. Reconciliation between EBITDA and net income for the three months ended September 30, 2007 is provided in the table below:

	Three Months ending September 30,
Reconciliation of adjusted EBITDA:	2007	2006

Net Loss	$(21,984,875)	$(389,288)
Add back:
Depreciation, depletion, amortization and accretion	2,036,384	494,829
Asset impairment	20,000,000	—
(Gain) on foreign currency exchange	(97,523)	(6,627)
Stock based compensation expense	861,583	251,059

Adjusted EBITDA	$815,569	$349,973

Natural gas production volumes increased 78% and oil production volumes increased 93% for the three month periods ended September 30, 2007 compared to the same period in 2006. Total gas price realizations decreased 11.2% to $4.28 per Mcf for the three month period ended September 30, 2007 compared to the same period in 2006. Oil price realizations were $71.65 per barrel for the three month period ended September 30, 2007 compared to $62.66 for the same period in 2006. The net effect of the pricing and volume changes resulted in an increase of oil and gas revenues of $1,159,660 to $2,200,249 for the three month periods ended September 30, 2007 compared to the same period in 2006.

The Company recorded lease operating and production tax expense of $460,867 during the three month period ended September 30, 2007, as compared to $194,021 during the same period in 2006. Depreciation, depletion, amortization and abandonment liability accretion, or DD&A, was $2,036,384 for the three month period ended September 30, 2007 compared to $494,829 for the same period in 2006. The changes in these expenses reflect the Company’s growing production base, number of producing wells and, because of revenue-based production taxes, the increase in sales revenues. DD&A expense also increased during the quarter due to the impairment of certain undeveloped properties and reclassification of three wells whose costs were previously classified as wells in progress thus increasing the amortization pool and the DD&A rate. DD&A is expected to decline to similar of that recorded in previous quarters of 2007 subsequent to the recording of the impairment in the third quarter of 2007.

The Company’s general and administrative costs of $2,091,145 during the three months ended September 30, 2007 compares to $980,100 for the same period in 2006. Included in the general and administrative expense for this period is a stock-based compensation charge of $861,583 and $251,059 for 2007 and 2006, respectively, for options and restricted stock issued to officers, directors and employees. The overall increase in general and administrative expenses is a result of the Company’s increased staffing requirements and level of activity. The Company currently has sixteen full time and three contract employees compared to nine full time employees in September 2006.

Based on the Company’s evaluation of its oil and gas reserves at September 30, 2007, using weighted average realized oil and gas prices of $71.59 per barrel of crude oil and $3.96 per Mcf of natural gas, the Company’s full cost pool exceeded the ceiling limitation by approximately $20.0 million and an impairment expense was recorded for this amount during the quarter ended September 30, 2007.

Results of Operations - Nine Months Ended September 30, 2007 and 2006

	Nine months ended September 30,
	2007	2006

Financial Results
Total revenue	$6,970,655	$3,410,552
Total costs and expenses	43,859,609	4,813,464
Net loss	(36,888,954)	(1,402,912)
Diluted net loss per common share	$(0.421)	$(0.020)

Operating Results
Production volumes (BOE)	104,852	53,236

Capital Resources and Liquidity
Cash and cash equivalents at end of the period	$19,364,686	$21,432,860

Net cash provided by operating activities	616,667	(375,445)
Capital expenditures - oil and gas properties	39,855,687	22,111,417
Adjusted EBITDA (see below discussion)	2,081,844	968,489

The Company reported a net loss for the nine months ended September 30, 2007 of $36,888,954 compared with a net loss of $1,402,912 for the same period in 2006. Included in the 2007 loss is $34,000,000 attributable to the full cost pool write-down during the first and third quarters of 2007. Excluding the impairment, the net loss increased by $1,486,042 to $2,888,954 due to higher DD&A expense and general and administrative costs that more than offset increased revenues. The Company’s Adjusted EBITDA increased to $2,081,844 for the nine months ended September 30, 2007 compared to $968,489 for the same period in 2006. Reconciliation between EBITDA and net loss for the nine months ended September 30, 2007 is provided in the table below:

	Nine Months ending September 30,
Reconciliation of adjusted EBITDA:	2007	2006

Net Loss	$(36,888,954)	$(1,402,912)
Add back:
Depreciation, depletion, amortization and accretion	4,062,397	1,374,019
Asset impairment	34,000,000	—
(Gain) on foreign currency exchange	(780,976)	(374,770)
Stock based compensation expense	1,689,377	1,372,152

Adjusted EBITDA	$2,081,844	$968,489

Gas production volumes were 150,977 and 93,721 Mcf and oil production volumes were 79,689 and 38,223 barrels for the nine month periods ended September 30, 2007 and 2006, respectively. Total gas price realizations decreased 17% to $4.97 per Mcf for the nine month period ended September 30, 2007 compared to the same period in 2006. Oil price realizations were $61.44 per barrel for the nine month period ended September 30, 2007 compared to $58.93 for the same period in 2006. The net effect of the pricing and volume changes resulted in an increase of oil and gas revenues of $2,835,401 to $5,646,668 for the nine month period ended September 30, 2007 compared to the same period in 2006. The increase in production and revenues is largely the result of the Company’s activities in the Williston Basin. Many of the wells in this area began producing in late 2006 and did not contribute to that year’s production volumes or revenue.

The Company recorded lease operating and production tax expense of $1,197,640 during the nine month period ended September 30, 2007, as compared to $543,682 during the same period in 2006. DD&A expense was $4,062,397 for the nine month period ended September 30, 2007 compared to $1,374,019 for the same period in 2006. As with the three-month period comparison above, the changes in these expenses reflect the Company’s growing production base, number of producing wells and, because of revenue-based production taxes, the increase in sales revenues. DD&A expense was also impacted by the impairment of certain acreage and the reclassification of three wells from wells-in-progress to the amortization pool which increases the DD&A rate.

The Company’s general and administrative costs of $5,380,549 during the nine months ended September 30, 2007 compares to $3,270,534 for the same period in 2006. Included in the general and administrative expense is stock-based compensation expense of $1,689,377 and $1,372,152 for the nine month periods ending September 30, 2007 and 2006, respectively, for options and restricted stock issued to officers, directors and employees. The overall increase in general and administrative expenses is a result of the Company’s increased staffing requirements and level of activity. The Company currently has sixteen full time employees, an increase of five from the same period in 2006.

As of March 31, 2007, based on current oil and gas prices of $55.12 per barrel and $4.47 per Mcf, the Company’s full cost pool exceeded the present value of the Company’s estimated future net revenue discounted at 10%. Therefore, impairment expense of $14,000,000 was recorded during the quarter ended March 31, 2007. Based on the Company’s evaluation of oil and gas reserves at September 30, 2007, using weighted average realized oil and gas prices of $71.59 per barrel of crude oil and $3.96 per Mcf of natural gas, the Company’s full cost pool exceeded the ceiling limitation by approximately $20.0 million and an impairment expense was recorded for this amount during the quarter ended September 30, 2007.

The year-to-date impairment of $34,000,000 is primarily the result of the Company’s inability to establish production and qualified reserves in its deep Vermillion Basin project, continued uneconomic natural gas prices in Wyoming, and the impairment of certain undeveloped properties in Wyoming and North Dakota.

As with most resource plays in the early stages of development, significant expenditures have been and continue to be required to understand the parameters of the deep Vermillion Basin play. As of September 30, 2007, Kodiak has drilled four exploratory wells in the Baxter, Frontier, and Dakota Formations to better understand the resource potential. In the second half of 2007, Kodiak has focused on acquiring additional geologic and geophysical data from these wells and the acquisition and interpretation of an extensive seismic study over the northern portion of its acreage. Kodiak believes the long-term potential of this play is substantial and will ultimately prove profitable but at September 30, 2007, the Company is unable to substantiate proved reserves for this play. Without proved reserves in the play, the value of the development to date calculated under SEC guidelines does not offset the cost of the wells and related acreage in the full cost pool.

Kodiak has drilled three non-commercial wells on its Great Bear prospect in northern North Dakota since late 2005. As a result and because of Management’s reduced drilling plans in the southern portion of this acreage, the Company has impaired approximately half of this acreage in the third quarter 2007. The Company has also impaired certain acreage in Wyoming unrelated to its Vermillion play due to reduced expectations.

Liquidity and Capital Resources

As of September 30, 2007, the Company had cash and cash equivalents of approximately $19.4 million, working capital of $18.6 million and no long term debt. During the nine month periods ended September 30, 2007 and 2006, the Company’s share of exploration and development costs was $39.9 million and $22.1 million, respectively.

The Company has budgeted total capital expenditures in the Vermillion Basin of approximately $4.0 million for the fourth quarter of 2007 for well completions and geological and geophysical activities. The Company has allocated another $3.0 million to additional completion work and acreage acquisition in the Williston Basin through year end 2007. Based upon these anticipated expenditures through 2007, the Company anticipates approximately $12.0 million in working capital at year end. Kodiak expects that such capital will be sufficient to commence our 2008 drilling program in the Williston Basin, where the Company’s expected share of each drilled and completed Bakken well is expected to be approximately $2.5 million to $3.0 million. In the Vermillion Basin, our exploration activity will be based upon the completion results of the two wells being completed, our seismic processing and interpretation work, and our core analysis work that we anticipate will be completed before year end. The actual amount, timing and allocation of the Company’s capital expenditures are dependant on the results of the Company’s ongoing exploration and drilling programs, the Company’s evaluation of the technical and geological data obtained in the course of its operations and certain other factors, such as the market price for oil and gas and the availability and cost of oil field services. The Company adjusted and reallocated its exploration program during the third quarter due to commodity prices and exploration results. Management will continue to closely monitor expenditures through the fourth quarter of 2007 and into 2008.

Our working capital of $18.6 million as of September 30, 2007 may not be sufficient to support all of our potential exploration opportunities in 2008, depending on the nature and extent of our final capital expenditure budget and the terms of potential joint venture arrangements into which the company may enter. As our anticipated funds from operations are expected to provide only a limited amount of additional working capital, it is likely that we will need to obtain alternative sources of capital to fund our growth and development. We anticipate that we would seek to obtain additional funding either by means of debt or equity financings or by entering into additional joint venture agreements with other companies, the availability of which there can be no assurance. In a majority of our operating areas, we have maintained high working interests in our properties thereby providing us with the opportunity to enter such agreements with industry partners for participation in drilling activities. During the quarter ended September 30, 2007, we entered into an agreement with a private, independent exploration and production company to jointly lease and develop certain prospective lands in North Dakota, whereby we retained an undivided 50% working interest in the properties. This agreement allows the Company to share the exploratory risk with an industry partner while retaining a significant working interest in the properties. In our Vermillion Basin prospect in Wyoming, we are currently engaged in ongoing discussions to enter into a joint venture agreement with an exploration and production company to develop the potential gas resource. The Company will continue to evaluate additional joint venture and partnership opportunities as a means to provide potential alternative sources of funding.

The Company currently has no lines of credit or other bank financing arrangements. The Company has no defined benefit plan and no obligation for post retirement employee benefits.

Financial Instruments and Other Instruments

As of September 30, 2007 the Company had cash, accounts receivable, accounts payable and accrued liabilities which are carried at approximate fair value because of the short maturity date of those instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Off-Balance Sheet Arrangements

Kodiak did not have any off-balance sheet financing arrangements at September 30, 2007.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oil and Gas Price Fluctuations

The Company’s primary market risk is market changes in oil and natural gas prices.  Prospective revenues from the sale of products or properties will be impacted by oil and natural gas prices.  A $1.00 per Mcf change in the market price of natural gas will result in approximately $135,500 change in the annual gross gas production revenue.  A $1.00 per barrel change in the market price of oil will result in approximately $79,700 change in our annual gross oil production revenue. The impact on any potential sale of property cannot be readily determined.

Interest Rate Fluctuations

Kodiak currently maintains some of its available cash in redeemable short-term investments, classified as cash equivalents, and the reported interest income from these short-term investments could be adversely affected by any material changes in U.S. dollar interest rates.  A 1% change in the interest rate would have approximately $410,400 annual impact if all of the Company’s cash was invested in interest-bearing notes.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

                                              None.

ITEM 1A.

RISK FACTORS

Other than the following updates, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 27, 2007.

Risks Relating to the Company

We have historically incurred losses and expect to incur additional losses in the future. It is difficult for us to forecast when we will achieve profitability, if ever.

Historically, we have incurred losses from operations during our limited history in the oil and natural gas business. We had a cumulative deficit of $8.6 million as at December 31, 2006 and a cumulative deficit of $45.6 million as at September 30, 2007. While we have developed some of our properties, most of our properties are in the exploration stage and to date we have established a limited volume of proved reserves on our properties. To become profitable, we would need to be successful in our acquisition, exploration, development and production activities, all of which are subject to many risks beyond our control. We cannot assure you that we will successfully implement our business plan or that we will achieve commercial profitability in the future. Even if we become profitable, we cannot assure you that our profitability will be sustainable or increase on a periodic basis. In addition, should we be unable to continue as a going concern, realization of assets and settlement of liabilities in other than the normal course of business may be at amounts significantly different from those in the financial statements included in this Form 10-Q. Finally, due to our limited history in the oil and natural gas business, we have limited historical financial and operating information available to help you evaluate our performance or an investment in our common stock.

We will require significant additional working capital, which may not be available to us on favorable terms, or at all.

Our working capital decreased from $53.2 million as of December 31, 2006 to $18.6 million as of September 30, 2007. Future acquisitions and future exploration, development and production activities will require a substantial amount of additional working capital and cash flow. We expect that our current cash balances and cash flow from operations will be sufficient only to provide a limited amount of working capital, and the revenues generated from our properties will not alone be sufficient to fund our operations or planned growth. These conditions will require us to seek alternative sources of capital by means of entering into joint ventures with other exploration and production companies or by undertaking financing activities. However, future financing may not be available in amounts or on terms acceptable to us, if at all. If we borrow additional funds, we will likely be obligated to make periodic interest or other debt service payments and may be subject to additional restrictive covenants. Should we elect to raise additional capital through the issuance and sale of equity securities, the sales may be at prices below the market price of our stock, and our shareholders may suffer significant dilution. Our failure to obtain financing on a timely basis or on favorable terms could result in the loss or substantial dilution of our interests in our properties.

Pipeline Capacity in the Rocky Mountain region may be inadequate, and consequently, a price decrease may more adversely affect the price received for our Rocky Mountain production than production in other U.S. regions.

                                                Natural gas prices are critical to our business, and the marketability of our production will depend on the capacity of oil and natural gas gathering systems and pipelines. Oftentimes, the market price for natural gas in the Rocky Mountain region differs from the market indices for natural gas in other regions of the United States. Management believes the current differential is due, in large part, to insufficient pipeline capacity in the Rocky Mountain region. Therefore, a price decrease may more adversely affect the price received for our Rocky Mountain production than production in the other U.S. regions. From time to time, new pipeline projects have been announced, including the Rockies Express Pipeline, to transport natural gas production from the Rocky Mountain region to other markets. However, there can be no assurance that such infrastructures will be built, or that if built, they would prevent large basis differentials from occurring in the future. The unavailability or insufficient capacity of pipeline facilities could force us to shut-in producing wells, delay the commencement of production, or discontinue development plans for some of our properties, which would adversely affect our financial condition and performance.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2006, we raised net proceeds of $46,672,213 in a public offering of 12,075,000 shares of common stock, all of which shares were sold. The registration statements to register the shares became effective on December 15, 2006 (commission file number 333-138932) and December 18, 2006 (commission file number 333-139441). We have used approximately $40,000,000 of the net proceeds from the offering for exploration and drilling activities. We expect to use the remainder of our net proceeds to fund a portion of our 2007 and 2008 exploration and drilling programs and for working capital and general corporate purposes.

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

KODIAK OIL & GAS CORP.

November 8, 2007	/s/ Lynn A. Peterson
Lynn A. Peterson
President and Chief Executive Officer
(principal executive officer)

November 8, 2007	/s/ James P. Henderson
James P. Henderson
Vice-President and Chief Financial Officer
(principal financial officer)