Form 10-K
period 2008-12-31
Kodiak Oil & Gas Corp
filed 2009-03-12
CIK 1322866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number: 001-32920

(Exact name of registrant as specified in its charter)

Yukon Territory (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)
1625 Broadway, Suite 250 Denver, Colorado 80202 (Address of principal executive offices)	(303) 592-8075 (Registrant's telephone number, including area code)

Securities pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock	NYSE Alternext US LLC

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
N/A

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form10-K.    ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         At June 30, 2008, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $401,665,000.

         The number of shares of the registrant's Common Stock outstanding as of March 12, 2009, was 95,129,431.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 30, 2009, in connection with the registrant's 2009 Annual Meeting of Shareholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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

Current Economic Conditions

        The recent worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of many business operations. The shortage of liquidity and credit combined with recent substantial losses in equity markets has led to a worldwide economic recession. The slowdown in economic activity caused by such recession has reduced worldwide demand for energy resulting in lower oil and natural gas prices. Oil prices declined from record levels in early July 2008 of over $140 per barrel to below $40 per barrel in December 2008, while natural gas prices have declined from over $13 per Mcf to below $6 per Mcf over the same period. In addition, our forecasted prices for 2009 have also declined.

        Lower oil and natural gas prices not only decrease our revenues on a per unit basis but also reduce the amount of oil and natural gas that we can produce economically over the life of the wells, and therefore lower our oil and gas reserves recorded in accordance with guidelines established by the Securities and Exchange Commission ("SEC"). A substantial or extended decline in oil or natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures. Our current working capital and commodity prices received from production are insufficient to fund our 2009 budget, and as a result we will be required to reduce capital spending, issue equity or debt, sell a portion of our properties, enter into additional joint ventures, or access our line of credit. However, lower oil and natural gas prices reduce the amount of our borrowing base under our credit agreement, which is determined at the discretion of the lenders based on the collateral value of our proved reserves that have been mortgaged to the lenders, and is subject to regular redeterminations on May 1 and November 1 of each year, as well as special redeterminations described in the credit agreement.

PART I

ITEMS 1 AND 2.    BUSINESS AND PROPERTIES

Overview and Strategy

        Kodiak Oil & Gas Corp. ("Kodiak" or the "Company") is an independent energy company focused on the exploration, exploitation, acquisition and production of natural gas and crude oil in the United States. Our oil and natural gas reserves and operations are primarily concentrated in two Rocky Mountain basins, the Williston Basin of North Dakota and Montana and the Green River Basin of Wyoming and Colorado. Kodiak's corporate strategy is to internally identify prospects, acquire lands encompassing those prospects and evaluate those prospects using subsurface geology and geophysical data and exploratory drilling. Using this strategy, we have developed an oil and natural gas portfolio of proved reserves, as well as development and exploratory drilling opportunities on high potential conventional and non-conventional oil and natural gas prospects, that we have the opportunity to explore, drill and develop. Significant prospects in our portfolio currently include:

  •
  Eastern Bakken oil play in Mountrail and Dunn Counties, North Dakota:    As of December 2008, we acquired an interest in approximately 52,000 gross (37,000 net) acres in this highly prospective play. We have drilled our first two wells on the prospect acreage and will be completing the wells in the next few months as well completion services become available and winter weather conditions subside.

  •
  Vermillion Basin of southwest Wyoming:    In the first quarter of 2008, we entered into an exploration and development agreement with Devon Energy Production Company, L.P. ("Devon"), a wholly owned subsidiary of Devon Energy Corp., as part of our strategy to develop this play. As of December 31, 2008, we control approximately 43,000 gross acres and 16,000 net acres in the Vermillion Basin. During the year Devon drilled four wells on the prospect acreage. Completion work is projected for the second half of 2009.

        Kodiak Oil & Gas Corp. was incorporated as a company on March 17, 1972 in the Province of British Columbia, Canada, under the name "Pacific Talc Ltd." pursuant to the Company Act (British Columbia). On November 12, 1998, the name of the Company was changed to "Columbia Copper Company Ltd." On September 28, 2001, the Company was continued from British Columbia to the Yukon Territory and the name of the Company was changed to "Kodiak Oil & Gas Corp." On September 23, 2003, we incorporated a wholly-owned subsidiary, Kodiak Oil & Gas (USA) Inc. in Colorado. Kodiak Oil & Gas (USA) Inc. was formed to hold all of our US oil and gas properties located in the United States.

        For a summary of Kodiak's financial information, including information on loss and total assets, see Item 6—"Selected Consolidated Financial Information."

Williston Basin Operations—Dunn County, North Dakota

        In Dunn County, North Dakota, Kodiak's exploration efforts target oil and gas production from the middle member between the upper and lower Bakken shales, which is the source rock for existing hydrocarbons. The Three Forks/Sanish Formation, a productive interval lying directly below the lower Bakken shale, is also expected to be a future exploration target. Commercial production from the Three Forks / Sanish Formation is being reported by operators in the immediate area.

        The Moccasin Creek (MC) #16-34-2H well (Kodiak operates with 60% WI and 49% net revenue interest [NRI]) reached total depth in early January 2009. The well, located in the southwestern portion of Kodiak's leasehold, was drilled to an approximate total vertical depth (TVD) of 10,350 feet and a total measured depth (TMD) of 15,525 feet. A liner was run to total depth. The drilling rig was then skid approximately 50 feet where drilling recently finished on the MC #16-34H well (Kodiak operates with 60% WI and 49% NRI). The MC #16-34H reached total depth in February 2009. The well was drilled to a TVD of 10,350 feet and a TMD of 14,810 feet. These two wells were drilled under a letter participation agreement entered into with a private, third-party oil and gas company in November 2008. Under this participation agreement, Kodiak paid 20% of the first wells' drilling costs for its 60% working interest. Drilling costs of the second well drilled were paid in proportion to the non-promoted working interest of each party. Completion work for both the MC#16-34-2H and MC #16-34H is scheduled for the spring of 2009. Completion costs will be paid in the same manner as the drilling costs discussed above.

        Approximately 10 miles north of the Moccasin Creek locations, we have spud the Two Shields Butte (TSB) #16-8-16H (Kodiak operates with a 50% WI and a 41% NRI). A second well, the TSB #16-8-7H (Kodiak operates with a 37.5% WI and a 30.5% NRI), is planned to be drilled from this same location. Furthermore, on the Eastern portion of Kodiak's leasehold, we have completed construction of a drilling pad for the Charging Eagle (CE) #1-22-15H and the CE #1-22-24H wells. Upon completion of the TSB #16-8-7H well, we intend to move the drilling rig to the Charging Eagle location.

        As of January 1, 2009, Kodiak had approximately 52,000 gross and 37,000 net acres under lease on the Fort Berthold Indian Reservation (FBIR). Kodiak operates all of its leasehold on the FBIR, with the exception of approximately 9,000 net acres that are in a participating area previously established with another operator. As we move through 2009, our capital will be committed to the drilling of wells on the FBIR in North Dakota. As part of this strategy, we have deferred our plans for drilling on other acreage in North Dakota and Montana that are outside the Bakken oil play and on prospect acreage that we have acquired in Wyoming.

Stock Offering

        In August 2008, we completed a public offering of 6,000,000 shares of common stock with an exercised over-allotment issuance of an additional 820,000 shares of our common stock at a price of $2.75 per share. Including the exercise of the over-allotment option, the net proceeds of the offering, after deducting underwriting discounts and commissions and our offering expenses, were approximately $17.5 million. We intend to use all of the net proceeds from the offering for exploration and drilling activities.

Revolving Credit Facility

        On September 11, 2008, our wholly owned subsidiary, Kodiak Oil & Gas (USA) Inc., entered into a credit facility (the "Credit Facility") with Bank of the West, NA. The Credit Facility is secured by a first priority mortgage and security interest in, among other things, at least 80% of the PV10% value of our existing producing oil and gas properties and producing oil and gas properties hereafter acquired by the Company (including our subsidiaries), all of the stock or partnership interests of all direct or indirect subsidiaries of the Company, and accounts receivable, inventory, contract rights, and general intangibles of the Company (including that of our subsidiaries). As of March 11, 2009 we have not borrowed funds against our Credit Facility. See note 8 to the financial statements included in this Annual Report for more information on the Credit Facility.

Property Acquisition and Exploration Activities

        As of December 31, 2008, we had several hundred lease agreements representing approximately 165,000 gross and 98,000 net acres in the Green River and Williston Basins.

        In 2008, we increased our acreage position in Dunn County, North Dakota, in the area we refer to as the Eastern Bakken play of the Williston Basin. As of December 31, 2008, we had acquired approximately 52,000 gross acres and 37,000 net acres on the FBIR. Additional acreage has been leased in 2009 or is in the approval process with the Bureau of Indian Affairs ("BIA"). The majority of our lands in this prospect area are administered by the BIA on behalf of the individual members of the Three Affiliated Tribes Fort Berthold Indian Reservation. Typically these lands are acquired through private negotiations with the individual land owners and the Three Affiliated Tribes and have a primary lease term of five years. The land owner typically retains an 18% landowner royalty. In most cases, these lands require an annual delay rental of $2.50 per net acre.

        Our acreage located in the Williston Basin outside of the FBIR is held primarily on the basis of fee leases. These leases typically carry a primary term of three to five years with landowner royalties of 12.5% to 18.5%. In most cases we obtain "paid up" leases that do not require annual delay rentals.

        The majority of our acreage located in the Green River Basin is federal land administered by the U.S. Bureau of Land Management ("BLM"). Typically these lands are acquired through a public auction and have a primary lease term of ten years. The U.S. Department of the Interior normally retains a 12.5% royalty interest in these lands. Most of our lands in this area are encompassed within federal operating units approved by the BLM that allow for the orderly exploration and development of the federal lands. In most cases, these federal lands require an annual delay rental of $1.50 per net acre.

        In February 2008, we entered into an exploration agreement ("Devon Agreement") with Devon under which Devon earned a 50% working interest in our leasehold interests in the Vermillion Basin in exchange for, among other things, expenditures that approximate the cost of three horizontally drilled and completed wells. As of the first quarter of 2009, Devon had materially expended the agreed upon amount of capital expenditures and further 2009 expenditures, if any, will be paid in proportion to each parties working interest. As part of the Devon Agreement, we and Devon have set forth terms and conditions that create an Area of Mutual Interest (AMI) for the exploration, leasing, and development of certain of our Vermillion Basin properties. The AMI will expire after a period of five years, unless extended by mutual agreement of the parties. Each party has agreed to a proportionate share of any interest or lease acquired within the participating area. Under the terms of the Devon Agreement, Devon will serve as operator but both parties will collaborate by each providing technical input and drilling and completion expertise in order to best develop the AMI properties.

        In November 2008, we entered into a participation agreement with a privately held, third-party oil and gas company on certain lands within the FBIR under which Kodiak has agreed to pay 20% of the first, third, fifth and seventh wells drilling and completion costs for its 60% working interest. The third-party pays 80% of the first, third, fifth and seventh wells drilling and completion costs for its 40% working interest. The second, fourth, and sixth wells on the lands covered under the participation agreement will be drilled in proportion to the working interest of each party. The alternating arrangement of sharing costs for wells drilled under lands covered by the participation agreement will continue through the seventh well, at which time all future wells costs will be shared proportionately to each party's working interest. These wells will be drilled over a 30 month period. In no event will the total promote (costs in excess of the third-party's proportionate share) on the first, third, fifth and seventh wells to be drilled exceed $8.5 million to the third party.

        The following table sets forth our gross and net acres of developed and undeveloped oil and natural gas leases as of December 31, 2008.

	Undeveloped Acreage(1)		Developed Acreage(2)		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Green River Basin
Wyoming(3)	42,692	17,586	1,520	908	44,212	18,494
Colorado	7,419	4,986	0	0	7,419	4,986
Williston Basin
Montana	33,684	19,770	800	400	34,484	20,170
North Dakota	65,755	43,109	3,040	1,800	68,795	44,909
Other Basins
Wyoming	12,562	10,875	0	0	12,562	10,875
Acreage Totals	162,112	96,326	5,360	3,108	167,472	99,434

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

	Expiring Acreage
Year Ending	Gross	Net
December 31, 2009	11,714	5,755
December 31, 2010	31,101	16,607
December 31, 2011	7,791	3,773

Total	50,606	26,135

        All of our leases grant us the exclusive right to explore for and develop oil, natural gas and other hydrocarbons and minerals that may be produced from wells drilled on the leased property without any depth restrictions. Our federal leases in Wyoming and Colorado generally include restrictions on drilling during the period of November 15 to April 30. These restrictions are intended to protect big game winter habitat and do not restrict operations or maintenance of production facilities. In most cases, our natural gas prospects are within a reasonable distance of natural gas pipelines, therefore limiting the construction of gathering systems necessary to tie into existing lines. Our oil is transported mostly by trucks and, if available, pipelines.

Production, Average Sales Prices, and Production Costs

        We earned revenues on natural gas production of $1.4 million and on oil production of $5.4 million and incurred $3.6 million in production costs for the year ended December 31, 2008. Our gas production comes from fifteen wells in the Green River Basin, five of which we operate and ten of which we have a non-operating economic interest, and the natural gas associated with our oil wells in the Williston Basin. Our oil revenues are derived primarily from nine wells that we operate in the Williston Basin. Sales volumes, prices received, and production costs are summarized in the following table:

	Fiscal Year ended December 31,
	2008	2007	2006
Sales Volume:
Gas (Mcf)	209,815	200,191	117,324
Oil (Bbls)	63,595	102,914	61,966
Price:
Gas ($/Mcf)	$6.54	$5.26	$5.56
Oil ($/Bbls)	$84.86	$65.72	$55.52
Production costs ($/BOE):
Lease operating expenses	$28.78	$6.87	$7.54
Production and property taxes	$6.54	$5.30	$3.95
Gathering, Transportation and Marketing	$0.99	$0.73	$0.34

Capital Expenditures

        Our original net capital expenditures were planned to be $15.3 million in 2009 compared to approximately $11.0 million incurred in 2008. We continue to evaluate and monitor our capital expenditures in relation to commodity prices. We anticipate that our expenditures could be less than $15.3 million if current economic conditions continue throughout 2009.

        We had working capital of $15.4 million inclusive of cash and cash equivalents of $7.6 million as of December 31, 2008. Our working capital included $6.5 million of prepaid tubular goods for the first six wells of our 2009 drilling program, which have been reported as prepaid expenses as we have not taken physical delivery of the goods as of December 31, 2008. These costs will be applied to our share of the drilling costs for the first six wells, or will be recovered from our drilling partners. Based on our original 2009 drilling and exploration program, the Company anticipated that our 2009 capital expenditures in the Williston Basin would be approximately $11.3 million. While we cannot fully assess our capital expenditures or the timing of expenditures in the Vermillion Basin as we do not operate the properties, we anticipate that two of the wells that were horizontally drilled during 2008 could be completed during 2009. These costs cannot be determined at this time due to the uncertainty of commodity prices and expenditures. We estimated that our share of the completion costs would not exceed $4.0 million.

        Due to current capital and credit market conditions, we cannot be certain that funding will be available to us in amounts or on terms acceptable to the Company. Our current cash balances and cash flow from operations will not alone be sufficient to provide working capital to fully fund our original 2009 plan of operations. Accordingly, we intend to pursue alternatives, such as joint ventures with third parties or sales of interest in one or more of our properties. Such transactions may result in a reduction in our operating interests or require us to relinquish the right to operate the property. There can be no assurance that any such transactions can be completed or that such transactions will satisfy our operating capital requirements. If we are not successful in obtaining sufficient funding or completing an alternative transaction on a timely basis on terms acceptable to us, we would be required to curtail our expenditures or restructure our operations, and we would be unable to implement our original exploration and drilling program, either of which would have a material adverse effect on our business, financial condition and results of operations.

        The following tables set forth our capital expenditures for the year ended December 31, 2008 and, subject to the availability of capital, our maximum capital expenditures for our principal properties in 2009. Net capital expenditures include both cash expenditures and accrued expenditures and are net of proceeds from divestitures.

Project Location	2008 Net Capital Expenditures ($000)	2009 Estimated Net Capital Expenditures ($000)
Wyoming
Vermillion Basin wells and related infrastructure	$517	$4,000
Other Wyoming wells and related infrastructure	67	—
Acreage/Seismic	401	—

Total Wyoming	$985	$4,000

Williston Basin
Mission Canyon/Red River wells and related infrastructure	168	700
Bakken wells and related infrastructure	2,397	10,055
Acreage/Seismic	7,506	500

Total Williston Basin	$10,071	$11,255

Total All Areas	$11,056	$15,255

Drilling Activity

        All of our drilling activities are conducted on a contract basis by independent drilling contractors. We do not own any drilling equipment. The following table sets forth the number and type of wells that we drilled during the years ended December 31, 2008, 2007 and 2006. In addition, as of December 31, 2008, we have four gross (1.95 net) non operated wells in progress and one gross (0.6 net) operated well in progress.

	2008		2007		2006
	Gross	Net	Gross	Net	Gross	Net
Development wells, completed as:
Oil wells	—	—	2	1.0	3	1.9
Gas wells	1	0.1	—	—	3	1.5
Non-Productive(1)	—	—	1	0.5	—	—
Exploratory wells, completed as:
Oil wells	—	—	—	—	—	—
Gas wells	—	—	3	2.8	2	2.0
Non-Productive(1)	—	—	4	1.8	1	0.5

Total	1	0.1	10	6.1	9	5.9

(1)
A non-productive well (also known as a dry hole) is a well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

        During the second quarter of 2008, the Company entered into two-year contracts for the use of two new-build drilling rigs. The first rig was placed into operation in November 2008 under an agreement which provides for a two year drilling commitment or specific termination fees if drilling activity is cancelled. The terms of that agreement require utilization of the rig and payment of day rates or the payment of standby rates if the rig is not utilized. The estimated termination fee for the first rig is approximately $5.3 million as of December 31, 2008. The termination fee on the first rig will continue to decrease as long as we keep the rig active. The second rig has not yet been delivered, and we are negotiating with the rig contractor to either cancel or delay our obligation with respect to the second rig and avoid all or a part of the potential contractual $5.6 million cancellation penalty. We cannot offer any assurance that we will be able to negotiate a satisfactory resolution to this issue. Both we and the rig owner are attempting to find another company that will take over our obligations, although there can be no assurance that we will be able to do so.

Productive Wells

        As part of our corporate strategy, we seek to operate our wells where possible and to maintain a high level of participation in our wells by investing our own capital in drilling operations. The following table summarizes our productive wells as of December 31, 2008, all of which are located in the Rocky Mountain region of the United States. Productive wells are wells that are producing or capable of producing, including shut-in wells.

	Operated		Non-operated		Total
	Gross	Net	Gross	Net	Gross	Net
Williston Basin
Oil wells	9	4.7	—	—	9	4.7
Wyoming/Colorado
Gas wells	5	4.7	10	4.2	15	8.9

Total	14	9.4	10	4.2	24	13.6

Operations in the Williston Basin of Montana and North Dakota

        The following map displays our areas of operation in the Williston Basin:

Bakken Formation—Dunn and McKenzie Counties, North Dakota

        We have continued our exploration activity in Dunn County, North Dakota where the primary objective is the dolomitic, sandy interval between the two Bakken Shales at an approximate vertical depth of 10,000 feet, and the Three Forks Formation that is present immediately below the lower Bakken Shale. As of December 31, 2008, we had acquired approximately 52,000 gross acres and 37,000 net acres on the FBIR. We have completed the drilling of two wells in this area and are currently drilling a third well. The wells have been drilled on 320 acre drilling blocks with approximate 4,500 foot laterals in the middle Bakken interval. The wells will be completed in the coming months as services become available and the winter weather subsides. We intend to participate in up to nine additional wells in the area during 2009 where Kodiak will be the operator. Drilling and completion plans will be varied during the year. We anticipate drilling some of the wells on 1,280 acre drilling blocks; lay-down our stand-up 640 acre drilling blocks; and some on 320 acre drilling blocks. The 1,280 acre and 640 acre blocks will allow drilling of nearly 10,000 foot laterals while the 320 acre blocks allow us to drill approximate 4,500 foot laterals. Some of the wells could be drilled in the Three Forks Formation as additional production data is obtained from wells currently producing or drilling by other operators. Completion techniques will also be evaluated during the year with the expectation of developing plans as more data becomes available.

        Kodiak has three wells (two producing) in McKenzie County producing from the Bakken Formation near the North Dakota and Montana state line. Based on economic conditions at year end 2008, all undeveloped locations in this area, even though they are located on lands held by the producing wells, were considered uneconomic and removed from our proved undeveloped reserve classification.

Red River-Mission Canyon Play—Sheridan County, Montana and Divide County, North Dakota

        The primary producing objectives in this prospect area are the Mission Canyon and the Red River formations at approximate depths of 8,000 feet and 11,000 feet, respectively. During 2008, Kodiak completed the acquisition of an approximate 18 square mile 3-D seismic program over a portion of this acreage. The seismic defined closure on two Red River prospects that we would expect to drill in 2009, subject to economic conditions and adequate capital.

Operations in the Green River Basin of Wyoming and Colorado

Vermillion Basin Deep—Baxter Shale and Frontier and Dakota Sandstone

        Our primary leaseholdings in the Green River Basin are located in an area referred to as the Vermillion Basin. In this geologic region, we believe there is natural gas trapped in various sands, coals and shales at depths ranging from 2,000 feet to nearly 15,000 feet. The primary target of our current exploration efforts in this area is the over-pressured Baxter Shale at depths to approximately 13,000 feet. As of December 31, 2008, we controlled approximately 43,000 gross (16,000 net) acres.

        Devon commenced drilling operations in August 2008 and has drilled four wells to date. The intent of the 2008 drilling program was to obtain and evaluate data points from different locations within our acreage block.

        2008 exploration efforts were focused on two specific areas: the Horseshoe Basin Unit (HBU) located on the western edge of Kodiak's acreage and the Coyote Flats Federal Unit (CFU) located on the northern edge. Kodiak has an approximate 50% working interest in the following wells

  •
  The CFU #1-8 well was drilled to an approximate depth of 12,750 feet in the Baxter shale and extensive logging procedures were completed. After evaluation of all data this well may be drilled horizontally (depending on economic conditions).

  •
  The HBU #1-4 well was drilled to a vertical depth of approximately 11,700 feet and approximately 240 feet was cored in the target pay zones. Current exploration plans anticipate that this well may be reentered at a later date (depending on economic conditions) and drilled horizontally through the targeted Baxter interval.

  •
  The HBU #13-36 well was drilled to an approximate vertical depth of 14,300 feet and 4,100 feet horizontally. Production liner was run into the lateral well bore. Completion work on this well will be scheduled subject to economic conditions.

  •
  The CFU #14-36 well was drilled to an approximate vertical depth of 15,300 feet and 4,800 feet horizontally. Production liner was run into the lateral well bore. Completion work on this well will be scheduled subject to economic conditions.

  •
  The gathering pipeline and facilities were installed and began operations in November 2008, connecting the HBU #5-3 well to production.

  •
  Acquisition of approximately 25 square miles of 3-D seismic was completed over a portion of the Horseshoe Basin Unit. This data is presently being evaluated.

        Kodiak's operated wells in the Vermillion Basin were shut in during November 2008 due to adverse Rockies gas prices. The wells continue to be shut-in pending improvement in natural gas pricing, for which we cannot offer any assurance.

  Our Reserves

        All of our reserves are located within the continental United States. Netherland Sewell & Associates, Inc. ("Netherland"), a petroleum engineering consulting firm, prepared our estimated reserves as of December 31, 2008. Netherland audited our estimated reserves as of December 31, 2007. We understand that the work by Netherland was conducted in accordance with the principles set forth in the Society of Petroleum Engineers audit standards and in compliance with the Commission reserves classifications and definitions set out in Rule 4-10 of Regulation S-X. We have been advised that Netherland's audit consisted primarily of substantive testing, wherein Netherland conducted a detailed review of all of our properties.

        The Company's engagement of Netherland in 2007 contemplated that Netherland would audit 100% of the Company's reserves, and the Company did not place any limitations on Netherland in the conduct of Netherland's audit. The Company is not aware of the actual percentage of the Company's reserves audited by Netherland. We are not aware of any assumptions provided by management that were relied upon by Netherland without testing. The engagement of Netherland was authorized by the Board of Directors. Netherland reported to the management of the Company.

        A reserves audit and a financial audit are separate activities with unique and different processes and results. These two activities should not be confused. As currently defined by the Society of Petroleum Engineers, a reserves audit should be of sufficient rigor to determine the appropriate reserves classification for all reserves in the property set evaluated and to clearly state the reserves classification system being utilized. In contrast, a financial audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. A financial audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

        The reserve estimates as of December 31, 2007 were developed using geological and engineering data and interests and burdens information developed by our Company. Netherland prepared our estimated reserves as of December 31, 2008 and December 31, 2006. Reserve estimates are inherently imprecise and remain subject to revisions based on production history, results of additional exploration and development drilling, results of secondary and tertiary recovery applications, prevailing oil and natural gas prices, and other factors. You should read the notes following the table below and the information following the notes to our audited financial statements for the years ended December 31, 2008 and 2007 included elsewhere in this Form 10-K in conjunction with the following reserve estimates:

	As of December 31,
	2008	2007
Proved Developed Oil Reserves (Thousands of Barrels, or MBbls)	344.4	623.9
Proved Undeveloped Oil Reserves (MBbls)	—	308.1

Total Proved Oil Reserves (MBbls)	344.4	932.0

Proved Developed Gas Reserves (Million Cubic Feet, or MMcf)	1,218.0	2,455.7
Proved Undeveloped Gas Reserves (MMcf)	—	240.5

Total Proved Gas Reserves (MMcf)	1,218.0	2,696.2

Total Proved Gas Equivalents (Million Cubic Feet Equivalent, or MMcfe)(1)	3,284.4	8,287.0
Total Proved Oil Equivalents (Thousands of Barrels Equivalent, or MBOE)(1)	547.4	1,381.2
Present Value of Estimated Future Net Revenues After Income Taxes, Discounted at 10%(3)	$5,328.1	$36,194.2

(1)
We converted oil to Mcf of gas equivalent at a ratio of one barrel to six Mcf.

(2)
We calculated the present value of estimated future net revenues as of December 31, 2008 and 2007 using oil and natural gas prices that were received by each respective property as of that date. The average realized prices that we utilized for December 31, 2008 and 2007 were $3.76 and $6.97 per Mcf and $24.09 and $81.30 per barrel of oil, respectively.

(3)
The Present Value of Estimated Future Net Revenues After Income Taxes, Discounted at 10%, is referred to as the "Standardized Measure." There is no tax effect in 2008 or 2007 as the tax basis in properties and net operating loss exceeds the future net revenues. See Supplemental Oil and Gas Reserve Information (Unaudited) following our audited financial statements for the years ended December 31, 2008 and 2007.

        As of December 31, 2008, based on our net oil and gas prices of $24.09 per barrel of crude oil and $3.76 per Mcf of natural gas, the value of Kodiak's proved reserves as calculated under SEC guidelines did not support the costs included in the full cost pool. Additionally, we evaluated our existing unproved properties and determined that approximately $17.2 million of our unproved properties were impaired as of December 31, 2008. Due to our current capital constraints, we impaired all leases expiring in 2009 since our existing capital is allocated to our Eastern Bakken play in Dunn County, North Dakota and the lack of capital in the industry to support drilling activity through farmouts. Therefore we reclassified this amount to our full cost pool prior to conducting our year-end 2008 ceiling test. Due to lower prices, the above mentioned asset impairment, and a revision of our previously recorded proved undeveloped locations (PUD) caused by lower commodity prices and timing of projected drilling, the Company recorded a write-down of $32.0 million during the fourth quarter of 2008. This write-down is in addition to a $15.5 million impairment charge recorded during the quarter ended September 30, 2008 bringing the full year 2008 impairment charge to $47.5 million.

Competition

        The oil and gas industry is intensely competitive, particularly with respect to the acquisition of prospective oil and natural gas properties and oil and natural gas reserves. Our ability to effectively compete is dependent on our geological, geophysical and engineering expertise, and our financial resources. We must compete against a substantial number of major and independent oil and natural gas companies that have larger technical staffs and greater financial and operational resources than we do. Many of these companies not only engage in the acquisition, exploration, development and production of oil and natural gas reserves, but also have refining operations, market refined products and generate electricity. We also compete with other oil and natural gas companies to secure drilling rigs and other equipment necessary for drilling and completion of wells. Consequently, drilling equipment may be in short supply from time to time. With the recent decline in crude oil and natural gas prices, access to additional drilling equipment is currently more available.

Commodity Price Environment

        Generally, the demand for and the price of natural gas increases during the colder winter months and decreases during the warmer summer months. Pipelines, utilities, local distribution companies and industrial users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can lessen seasonal demand fluctuations. Crude oil and the demand for heating oil are also impacted by seasonal factors, with generally higher prices in the winter. Seasonal anomalies, such as mild winters, sometimes lessen these fluctuations.

        Our results of operations and financial condition are significantly affected by oil and natural gas commodity prices, which can fluctuate dramatically. Commodity prices are beyond our control and are difficult to predict. We do not currently hedge any of our production.

        During the first half of 2008, the prices received for domestic production of oil and natural gas increased significantly, which resulted in increased demand for the equipment and services that we require to drill, complete and operate wells. As a result of this increased demand for oil field services, shortages developed from 2007 into 2008, leading to an escalation in drilling rig rates, field service costs, material prices and all costs associated with drilling, completing and operating wells through the first half of 2008. Since July 2008, crude oil and natural gas prices have fallen from record highs of approximately $140 per barrel to below $40 per barrel. We have noted a decline in certain costs in relation to the lower price of crude oil. If oil and natural gas prices remain low relative to historical levels or go lower, we anticipate that the recent trends toward decreasing costs and more available equipment will continue.

Governmental Regulations and Environmental Laws

        Our oil and natural gas exploration, production and related operations, when developed, are subject to extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies. For example, some states in which we may operate require permits for drilling operations, drilling bonds and reports concerning operations, and impose other requirements relating to the exploration for and production of oil and natural gas. Such states may also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of wells. Failure to comply with any such rules and regulations can result in substantial penalties. The increasing regulatory burden on the oil and natural gas industry will most likely increase our cost of doing business and may affect our profitability. Although we believe we are currently in compliance with all applicable laws and regulations, we are unable to predict the future cost or impact of complying with such laws because such rules and regulations are frequently amended or reinterpreted. We may be required to make significant expenditures to comply with governmental laws and regulations, which could have a material adverse effect on our business, financial condition and results of operations.

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

Employees and Office Space

        Our principal executive offices are located at 1625 Broadway, Suite 250, Denver, Colorado 80202, and our telephone number is (303) 592-8075. As of December 31, 2008, we employed seventeen full-time employees. None of our employees are subject to a collective bargaining agreement and we consider our relations with our employees to be excellent.

Available Information

        We maintain a website at http://www.kodiakog.com. The information contained on or accessible through our website is not part of this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available on our website as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the SEC.

        We maintain a Code of Business Conduct and Ethics for Directors, Officers and Employees ("Code of Conduct"). A copy of our Code of Conduct may be found on our website in the Corporate Governance section. Our Code of Conduct contains information regarding whistleblower procedures.

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

        We have a recent history of negative reserve revisions that occurred during the current year and during the last two fiscal years. Specifically, our December 31, 2008 oil and natural gas reserves reflected a downward revision of the December 31, 2007 reserves in the amount of approximately 833.8 BOE primarily as a result of both the significantly lower year-end crude oil and natural gas prices as of December 31, 2008 versus December 31, 2007 and the revision of reserves associated with proven undeveloped reserves. Our December 31, 2007 natural gas reserves reflected a downward revision of the December 31, 2006 reserves in the amount of 1.1 BCF, primarily as a result of the revision of reserves associated with the underperformance of one Vermillion Basin exploratory well. Our December 31, 2006 natural gas reserves reflected a downward revision of the December 31, 2005 reserves of 2.8 BCF, primarily as a result of the revision of reserves associated with our decision to discontinue exploration and development of our coalbed methane properties. Due to the imprecise nature of estimating natural gas and oil reserves as well as the potential volatility in natural gas and oil prices and their effect on the carrying value of our natural gas and oil properties, negative reserve revisions in the future may also be required as a result of factors that may negatively affect the present value of proved natural gas and oil reserves. These factors can include volatile natural gas and oil prices, downward revisions in estimated proved natural gas and oil reserve quantities, limited classification of proved reserves associated with successful wells and unsuccessful drilling activities. When reserves are found to be materially lower than we had estimated and reported, our prospects and stock price could be adversely affected.

Our working capital will not be sufficient to support all of our planned exploration opportunities in 2009.

        We had working capital of $15.4 million inclusive of cash and cash equivalents of $7.6 million as of December 31, 2008. Our working capital included $6.5 million of prepaid tubular goods for the first six wells of our 2009 drilling program, which have been reported as prepaid expenses as we have not taken physical delivery of the goods as of December 31, 2008. These costs will be applied to our share of the drilling costs for the first six wells, or will be recovered from our drilling partners. Based on our original 2009 drilling and exploration program, the Company anticipated that our 2009 capital expenditures in the Williston Basin would be approximately $11.3 million. While we cannot fully assess our capital expenditures or the timing of expenditures in the Vermillion Basin as we do not operate the properties, we anticipate that two of the wells that were horizontally drilled during 2008 could be completed during 2009. These costs cannot be determined at this time due to the uncertainty of commodity prices and expenditures. We estimated that our share of the completion costs would not exceed $4.0 million.

        Due to current capital and credit market conditions, we cannot be certain that funding will be available to us in amounts or on terms acceptable to the Company. Our current cash balances and cash flow from operations will not alone be sufficient to provide working capital to fully fund our original 2009 plan of operations. Accordingly, we intend to pursue alternatives, such as joint ventures with third parties or sales of interest in one or more of our properties. Such transactions may result in a reduction in our operating interests or require us to relinquish the right to operate the property. There can be no assurance that any such transactions can be completed or that such transactions will satisfy our operating capital requirements. If we are not successful in obtaining sufficient funding or completing an alternative transaction on a timely basis on terms acceptable to us, we would be required to curtail our expenditures or restructure our operations, and we would be unable to implement our original exploration and drilling program, either of which would have a material adverse effect on our business, financial condition and results of operations.

        If we borrow funds, we will be obligated to make periodic interest or other debt service payments and may be subject to additional restrictive covenants. The ability to borrow funds is dependent on a number of variables, including our proved reserves, and assumptions regarding the price at which oil and natural gas can be sold. Should we elect to raise additional capital through the issuance and sale of equity securities, the sales may be at prices below the market price of our stock, and our shareholders may suffer significant dilution. Our failure to obtain financing on a timely basis or on favorable terms could result in the loss or substantial dilution of our interests in our properties as disclosed in this Form 10-K.

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

We may incur termination fees related to two drilling rig contracts that we entered into in 2008 which could impair our working capital.

        During the second quarter of 2008, the Company entered into two-year contracts for the use of two new-build drilling rigs. The first rig was placed into operation in November 2008 and entails a two year drilling commitment or specific termination fees if drilling activity is cancelled. The estimated termination fee for the first rig is approximately $5.3 million as of December 31, 2008. The termination fee on the first rig will continue to decrease so long as we keep the rig active. Our second rig has been placed on hold with the drilling contractor. We are negotiating with the rig contractor to either cancel or delay our obligation with respect to the second rig and avoid all or a part of the contractual $5.6 million cancellation penalty. We cannot offer any assurance that we will be able to negotiate a satisfactory resolution to this issue. Both we and the rig owner are attempting to find another company that will take over our obligations, although there can be no assurance that we will be able to do so. If we incur these fees by terminating the drilling rigs, our working capital could be impaired, which would accelerate the need we may have for additional capital funding.

The deterioration of global economic and financial conditions and an extended decline in the price of oil and natural gas could negatively impact our business, financial condition and results of operations.

        The current global economic and financial crisis could lead to an extended national or global economic recession. A slowdown in economic activity caused by a recession would likely reduce national and worldwide demand for oil and natural gas and result in lower commodity prices. Substantial decreases in oil and natural gas prices could have a material adverse effect on our business, financial condition and results of operations, could limit our liquidity and credit-worthiness and could hinder our ability to fund our development program. The inability to execute our development program could also lead to low production and reserve growth. In addition, current economic conditions could harm the liquidity or financial position of our partners or suppliers, which could, in turn, cause such parties to fail to meet their contractual or other obligations to us.

If credit and capital markets worsen, then we may not be able to obtain funding on acceptable terms. The inability to obtain funding could deter or prevent us from meeting our future capital needs to fund our capital expenditure program.

        Capital and credit markets have experienced unprecedented volatility and disruption during the last half of 2008 and continue to be unpredictable. Given the current levels of market volatility and disruption, the availability of funds from those markets has diminished substantially. Further, arising from concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of accessing the credit markets has increased as many lenders have raised interest rates, enacted tighter lending standards or altogether ceased to provide funding to borrowers. Additionally, even if lenders continue and are able to provide funding to borrowers, interest rates may rise in the future and therefore increase the cost of outstanding borrowings that we may incur under our revolving Credit Facility.

        Moreover, we may be unable to obtain adequate funding under our current Credit Facility. Our borrowing base under our current Credit Facility is redetermined semi-annually. Our lenders have substantial ability to reduce our borrowing base on the basis of, among other things, subjective factors. If oil and natural gas prices significantly decline for an extended period of time, our lenders could redetermine the borrowing base by evaluating our reserves at substantially lower oil and natural gas prices. Such determination could result in a negative revision to our proved reserve value and reduce our borrowing base.

        Due to these capital and credit market conditions, we cannot be certain that funding will be available if needed and to the extent required, on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due or may be required to post collateral to support our obligations, or we may be unable to implement our capital expenditure program, grow our existing business through acquisitions or joint ventures or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

We have historically incurred losses and expect to incur additional losses in the future. It is difficult for us to forecast when we will achieve profitability, if ever.

        We have historically incurred losses from operations during our history in the oil and natural gas business. As of December 31, 2008, we had a cumulative deficit of $103.3 million. While we have developed some of our properties, most of our properties are in the exploration stage and to date we have established a limited volume of proved reserves on our properties. To become profitable, we would need to be successful in our acquisition, exploration, development and production activities, all of which are subject to many risks beyond our control. We cannot assure you that we will successfully implement our business plan or that we will achieve commercial profitability in the future. Even if we become profitable, we cannot assure you that our profitability will be sustainable or increase on a periodic basis. In addition, should we be unable to continue as a going concern, realization of assets and settlement of liabilities in other than the normal course of business may be at amounts significantly different from those in the financial statements included in this Form 10-K. Finally, due to our limited history in the oil and natural gas business, we have limited historical financial and operating information available to help you evaluate our performance or an investment in our common stock.

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

        This Form 10-K contains estimates of our proved oil and natural gas reserves and the estimated future net revenues from these reserves. The December 31, 2008 reserve estimate was prepared by Netherland Sewell & Associates, Inc. The process of estimating oil and natural gas reserves is complex and requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Accordingly, these estimates are inherently imprecise. Actual future production, oil and natural gas prices, revenues, taxes, development and operating expenses, and quantities of recoverable oil and natural gas reserves most likely will vary from these estimates and vary over time. Such variations may be significant and could materially affect the estimated quantities and present value of our proved reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development drilling, results of secondary and tertiary recovery applications, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

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

        We do not operate all of the properties in which we have an interest. As of December 31, 2008, we owned a non-operating interest in ten producing wells in the Vermillion Basin and may acquire non-operating interests in additional wells in the future. As a result, we may have a limited ability to exercise influence over normal operating procedures, expenditures or future development of underlying properties and their associated costs. For all of the properties that are operated by others, we are dependent on their decision-making with respect to day-to-day operations over which we have little control. The failure of an operator of wells in which we have an interest to adequately perform operations, or an operator's breach of applicable agreements, could reduce production and revenues we receive from that well. The success and timing of our drilling and development activities on properties operated by others depend upon a number of factors outside of our control, including:

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

        We are dependent upon the expertise of our management team, including our executive officers and other key employees. The loss of the services of our executive officers, or any other member of our management team, through incapacity or otherwise, would be costly to us and would require us to seek and retain other qualified personnel. We have entered into employment agreements with Messrs. Peterson, Catlin and Doss that contain non-compete agreements. Notwithstanding these agreements, we may not be able to retain our executive officers and may not be able to enforce all of the provisions in the employment agreements. Failure to find suitable replacement for any member of our management team could negatively impact our ability to execute our strategy.

We have made and will continue to make substantial financial and man-power investments in order to assess and maintain our internal controls over financial reporting and our internal controls over financial reporting may be found to be deficient.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess our internal controls over financial reporting and requires our auditors to express an opinion on those controls. The auditors conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that the auditors plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Current regulations of the SEC require us to include this assessment and opinion in this annual report for our fiscal year ended December 31, 2008.

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

        On July 14, 2008, we filed a shelf registration statement on Form S-3 (SEC file No. 333-152311), which was declared effective by the SEC on July 24, 2008. Under this shelf registration statement, we have raised funds and may seek to raise additional funds through one or more public offerings of our common stock, in amounts and at prices and terms determined at the time of the offering. Any sales of large quantities of our common stock could reduce the price of our common stock, and, to the extent that we raise additional capital by issuing equity securities pursuant to our effective shelf registration statements or otherwise, our existing stockholders' ownership will be diluted. In August 2008, the Company issued 6,820,000 shares of common stock in a public offering for gross proceeds of approximately $18.8 million. The Company paid approximately $1.3 million in commissions and expenses.

Our common stock has a limited trading history and has experienced price volatility.

        Our common stock has been trading on the NYSE Alternext US LLC (formerly the American Stock Exchange, or AMEX) ("NYSE Alternext US"), since June 21, 2006. Prior to listing on the NYSE Alternext US, our common stock traded on the TSX Venture Exchange, or TSX-V, beginning September 28, 2001. The volume of trading in our common stock varies greatly and may often be light, resulting in what is known as a "thinly-traded" stock. Until a larger secondary market for our common stock develops, the price of our common stock may fluctuate substantially. The price of our common stock may also be impacted by any of the following, some of which may have little or no relation to our company or industry:

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

        Our Articles of Continuation permit us to issue an unlimited number of shares of our common stock. Subject to the requirements of any exchange on which we may be listed, we will not be required to obtain the approval of shareholders for the issuance of additional shares of our common stock. In 2005, we issued 20,671,875 shares of our common stock for net proceeds of $17,879,673. In 2006, we issued 31,589,268 shares of our common stock for net proceeds of $83,209,451. In 2008, we issued 6,820,000 shares of our common stock for net proceeds of $17,471,488. We anticipate that we will, from time to time, issue additional shares of our common stock to provide working capital for future operations. Any further issuances of shares of our common stock from our treasury will result in immediate dilution to existing shareholders and may have an adverse effect on the value of their shareholdings.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Shares of our common stock, no par value, are issued in registered form. The transfer agent for the shares is Computershare Trust Company Inc., 100 University Avenue, 9th Floor, Toronto, Ontario M5J 2Y1. Our common stock has been listed and posted for trading on the NYSE Alternext US (formerly the AMEX) since June 21, 2006 under the symbol "KOG". On February 28, 2008, there were 83 holders of record of our Common Stock which does not include the shareholders for whom shares are held in a nominee or street name.

	NYSE Alternext US
Period Ended	High	Low
December 31, 2008	$1.55	$0.29
September 30, 2008	$4.84	$1.11
June 30, 2008	$5.50	$1.57
March 31, 2008	$2.63	$1.56
December 31, 2007	$3.60	$1.54
September 30, 2007	$5.85	$3.10
June 30, 2007	$6.81	$4.75
March 31, 2007	$5.79	$3.57

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

Securities Authorized for Issuance under Equity Compensation Plans

        In 2007 we adopted the 2007 Stock Incentive Plan (the "2007 Plan"), which replaced the Incentive Share Option Plan (the "Pre-existing Plan"). Under the 2007 Plan, stock options, stock appreciation rights (SARs), restricted stock and restricted stock units, performance awards, stock or property, stock awards and other stock-based awards may be granted to any employee, consultant, independent contractor, director or officer of the Company. A total of 8,000,000 shares of common stock may be issued under the 2007 Plan, which includes shares issuable under the Pre-existing Plan pursuant to options outstanding as of the effective date of the 2007 Plan. No more than 8,000,000 shares may be used for stock issued pursuant to incentive stock options and the number of shares available for granting restricted stock and restricted stock units shall not exceed 1,000,000, subject to adjustment as defined in the 2007 Plan. We granted 1,395,499 stock options (net of exercises, cancellations and forfeitures) and 4,000 shares (net of cancellations and forfeitures) of restricted stock in 2008. As of December 31, 2008, the Company has outstanding options to purchase 7,507,499 common shares at prices ranging from $0.36 to $6.26.

Equity Compensation Plan Information as of December 31, 2008

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	7,507,499	(1)	$2.87	431,501
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	7,507,499	(1)	$2.87	431,501

(1)
Excludes 24,000 shares of restricted stock granted in 2008.

        As of December 31, 2008 and December 31, 2007, the number of unoptioned shares available for granting of stock options under the Company's 2007 Stock Incentive Plan was 431,501 and 1,807,000, respectively. During the fiscal years ended December 31, 2008 and December 31, 2007, the Company made no changes to the exercise price of outstanding options through cancellation and reissuance or otherwise.

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

Certain U.S. Federal Income Tax Consequences

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

U.S. Holders Subject to Special U.S. Federal Income Tax Rules Not Addressed

        This summary does not address the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Shares to U.S. Holders that are subject to special provisions under the Code, including the following U.S. Holders: (a) U.S. Holders that are tax-exempt organizations, qualified retirement plans, individual retirement accounts, or other tax-deferred accounts; (b) U.S. Holders that are financial institutions, insurance companies, real estate investment trusts, or regulated investment companies; (c) U.S. Holders that are dealers in securities or currencies or U.S. Holders that are traders in securities that elect to apply a mark-to-market accounting method; (d) U.S. Holders that have a "functional currency" other than the U.S. dollar; (e) U.S. Holders that are liable for the alternative minimum tax under the Code; (f) U.S. Holders that own Common Shares as part of a straddle, hedging transaction, conversion transaction, constructive sale, or other arrangement involving more than one position; (g) U.S. Holders that acquired Common Shares in connection with the exercise of employee stock options or otherwise as compensation for services; (h) U.S. Holders that hold Common Shares other than as a capital asset within the meaning of Section 1221 of the Code; or (i) U.S. Holders that own (directly, indirectly, or by attribution) 10% or more of the total combined voting power of all classes of shares of the Company entitled to vote. U.S. Holders that are subject to special provisions under the Code, including U.S. Holders described immediately above, should consult their own tax advisors regarding the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Shares.

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

U.S. Federal Income Tax Consequences of the Acquisition, Ownership, and Disposition of Common Shares

Distributions on Common Shares

General Taxation of Distributions

        Subject to the "passive foreign investment company" (or "PFIC", as defined below) rules discussed below, a U.S. Holder that receives a distribution, including a constructive distribution, with respect to the Common Shares will be required to include the amount of such distribution in gross income as a dividend (without reduction for any Canadian income tax withheld from such distribution) to the extent of the current or accumulated "earnings and profits" of the Company, as determined for U.S. federal income tax purposes. To the extent that a distribution exceeds the current and accumulated "earnings and profits" of the Company, such distribution will be treated (a) first, as a tax-free return of capital to the extent of a U.S. Holder's tax basis in the Common Shares and, (b) thereafter, as gain from the sale or exchange of such Common Shares. (See more detailed discussion at "Disposition of Common Shares" below).

Reduced Tax Rates for Certain Dividends

        For taxable years beginning before January 1, 2011, a dividend paid by the Company generally will be taxed at the preferential tax rates applicable to long-term capital gains if (a) the Company is a "qualified foreign corporation" (as defined below), (b) the U.S. Holder receiving such dividend is an individual, estate, or trust, and (c) certain holding period requirements are met.

        The Company generally will be a "qualified foreign corporation" under Section 1(h)(11) of the Code (a "QFC") if (a) the Company is eligible for the benefits of the Canada-U.S. Tax Convention, or (b) the Common Shares are readily tradable on an established securities market in the U.S. However, even if the Company satisfies one or more of such requirements, the Company will not be treated as a QFC if the Company is a PFIC for the taxable year during which the Company pays a dividend or for the preceding taxable year.

        As discussed below, the Company does not believe that it was a PFIC for the taxable year ended December 31, 2008, and based on current business plans and financial projections; the Company does not expect that it will be a PFIC for the taxable year ending December 31, 2009. (See more detailed discussion at "Passive Foreign Investment Company Rules" below). However, there can be no assurance that the IRS will not challenge the determination made by the Company concerning its PFIC status or that the Company will not be a PFIC for the current taxable year or any subsequent taxable year. Accordingly, although the Company expects that it may be a QFC for the taxable year ending 2007, there can be no assurances that the IRS will not challenge the determination made by the Company concerning its QFC status, that the Company will be a QFC for the taxable year ending 2007 or any subsequent taxable year, or that the Company will be able to certify that it is a QFC in accordance with the certification procedures issued by the Treasury and the IRS.

        If the Company is not a PFIC, but a U.S. Holder does not otherwise qualify for the preferential tax rate discussed above, a dividend paid by the Company to a U.S. Holder, including a U.S. Holder that is an individual, estate, or trust, generally will be taxed at ordinary income tax rates (and not at the preferential tax rates applicable to long-term capital gains). The dividend rules are complex, and each U.S. Holder should consult its own tax advisor regarding the dividend rules.

        The amount of a distribution received on the Common Shares in foreign currency generally will be equal to the U.S. dollar value of such distribution based on the exchange rate applicable on the date of receipt. A U.S. Holder that does not convert foreign currency received as a distribution into U.S. dollars on the date of receipt generally will have a tax basis in such foreign currency equal to the U.S. dollar value of such foreign currency on the date of receipt. Such a U.S. Holder generally will recognize ordinary income or loss on the subsequent sale or other taxable disposition of such foreign currency (including an exchange for U.S. dollars), which generally would be treated as U.S. source income or loss for foreign tax credit purposes.

Dividends Received Deduction

        Dividends received on the Common Shares generally will not be eligible for the "dividends received deduction." The availability of the dividends received deduction is subject to complex limitations that are beyond the scope of this summary, and a U.S. Holder that is a corporation should consult its own tax advisor regarding the dividends received deduction.

Disposition of Common Shares

        A U.S. Holder will recognize gain or loss on the sale or other taxable disposition of Common Shares in an amount equal to the difference, if any, between (a) the amount of cash plus the fair market value of any property received and (b) such U.S. Holder's tax basis in the Common Shares sold or otherwise disposed of. Subject to the PFIC rules discussed below, any such gain or loss generally will be capital gain or loss, which will be long-term capital gain or loss if the Common Shares are held for more than one year.

        Preferential tax rates apply to long-term capital gains of a U.S. Holder that is an individual, estate, or trust. There are currently no preferential tax rates for long-term capital gains of a U.S. Holder that is a corporation. Deductions for capital losses are subject to significant limitations under the Code.

        The amount realized by a U.S. Holder receiving foreign currency in connection with a disposition of Common Shares generally will be equal to the U.S. dollar value of the proceeds received based on the exchange rate applicable on the date of receipt. A U.S. Holder that does not convert foreign currency received into U.S. dollars on the date of receipt generally will have a tax basis in such foreign currency equal to the U.S. dollar value of such foreign currency on the date of receipt. Such a U.S. Holder generally will recognize ordinary income or loss on the subsequent sale or other taxable disposition of such foreign currency (including an exchange for U.S. dollars), which generally would be treated as U.S. source income or loss for foreign tax credit purposes.

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

Passive Foreign Investment Company Rules

        If the Company were to constitute a PFIC (as defined below) for any year during a U.S. Holder's holding period, then certain different and potentially adverse tax consequences would apply to such U.S. Holder's acquisition, ownership and disposition of Common Shares.

        The Company generally will be a PFIC under Section 1297 of the Code if, for a taxable year, (a) 75% or more of the gross income of the Company for such taxable year is passive income or (b) 50% or more of the assets held by the Company either produce passive income or are held for the production of passive income, based on the fair market value of such assets (or on the adjusted tax basis of such assets, if the Company is not publicly traded and either is a "controlled foreign corporation" or makes an election). "Gross income" generally means all revenues less the cost of goods sold, and "passive income" includes, for example, dividends, interest, certain rents and royalties, certain gains from the sale of stock and securities, and certain gains from commodities transactions. Active business gains arising from the sale of commodities generally are excluded from passive income if substantially all of a foreign corporation's commodities are (a) stock in trade of such foreign corporation or other property of a kind which would properly be included in inventory of such foreign corporation, or property held by such foreign corporation primarily for sale to customers in the ordinary course of business, (b) property used in the trade or business of such foreign corporation that would be subject to the allowance for depreciation under Section 167 of the Code, or (c) supplies of a type regularly used or consumed by such foreign corporation in the ordinary course of its trade or business.

        In addition, for purposes of the PFIC income test and asset test described above, if the Company owns, directly or indirectly, 25% or more of the total value of the outstanding shares of another foreign corporation, the Company will be treated as if it (a) held a proportionate share of the assets of such other foreign corporation and (b) received directly a proportionate share of the income of such other foreign corporation. In addition, for purposes of the PFIC income test and asset test described above, "passive income" does not include any interest, dividends, rents, or royalties that are received or accrued by the Company from a "related person" (as defined in Section 954(d)(3) of the Code), to the extent such items are properly allocable to the income of such related person that is not passive income.

        Under certain attribution rules, if the Company is a PFIC, U.S. Holders will be deemed to own their proportionate share of any subsidiary of the Company which is also a PFIC (a "Subsidiary PFIC"), and will be subject to U.S. federal income tax on (i) a distribution on the shares of a Subsidiary PFIC or (ii) a disposition of shares of a Subsidiary PFIC, both as if the holder directly held the shares of such Subsidiary PFIC.

        Based on the current composure of the assets and income of the Company, the Company does not believe that it was a PFIC for the taxable year ended 2008, and does not expect that it will be a PFIC for the taxable year ending 2009. However, PFIC classification is fundamentally factual in nature, generally cannot be determined until the close of the taxable year in question, and is determined annually. Consequently, there can be no assurance that the Company has never been and will not become a PFIC for any taxable year during which U.S. Holders hold Common Shares.

        Under the default PFIC rules, a U.S. Holder would be required to treat any gain recognized upon a sale or disposition of the Common Shares as ordinary (rather than capital), and any resulting U.S. federal income tax may be increased by an interest charge which is not deductible by non-corporate U.S. Holders. Rules similar to those applicable to dispositions will generally apply to distributions in respect of Common Shares which exceed a certain threshold level.

        While there are U.S. federal income tax elections that sometimes can be made to mitigate these adverse tax consequences (including, without limitation, the "QEF Election" and the "Mark-to-Market

Election"), such elections are available in limited circumstances and must be made in a timely manner. U.S. Holders are urged to consult their own tax advisers regarding the potential application of the PFIC rules to the ownership and disposition of Common Shares, and the availability of certain U.S. tax elections under the PFIC rules.

        U.S. Holders should be aware that, for each taxable year, if any, that the Company or any Subsidiary PFIC is a PFIC, the Company can provide no assurances that it will satisfy the record keeping requirements of a PFIC, or that it will make available to U.S. Holders the information such U.S. Holders require to make a QEF Election under Section 1295 of the Code with respect of the Company or any Subsidiary PFIC. Each U.S. Holder should consult its own tax advisor regarding the availability of, and procedure for making, a QEF Election with respect to the Company and any Subsidiary PFIC.

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

Sales of Unregistered Securities

        During the year ended December 31, 2008, we did not have any sale of securities in transactions that were not registered under the Securities Act of 1933, as amended.

Use of Proceeds

        On July 14, 2008, we filed a shelf registration statement on Form S-3 (SEC File No. 333-152311), which was declared effective by the SEC on July 24, 2008. Under this shelf registration statement, we have raised funds through a public offering of our common stock. In August 2008, the Company issued 6,820,000 shares of common stock in a public offering for gross proceeds of approximately $18.8 million. The Company paid approximately $1.3 million in commissions and expenses. We intend to use all of the net proceeds from the offering for exploration and drilling activities.

Issuer Purchases of Equity Securities

        During the fiscal year ended December 31, 2008, neither the Company nor any affiliated purchaser purchased any of the Company's equity securities.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL INFORMATION

        The following tables set forth selected consolidated financial data as of and for the years ended December 31, 2008, 2007, 2006, 2005, and 2004. The data as of and for the fiscal years ended December 31, 2008, 2007, and 2006 was derived from our audited annual consolidated financial statements included elsewhere in this Form 10-K.

        You should read the following selected consolidated financial data together with our historical consolidated financial statements, including the related notes, and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" included elsewhere in this Form 10-K. Also see "Recently Adopted Accounting Pronouncements" included in the notes to the consolidated financial statements included elsewhere in this Form 10-K.

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
Income Statement Data:
Revenue	$6,964,790	$9,230,377	$4,965,169	$453,135	$20,448
Cost and expenses, excluding impairment	15,962,854	13,506,267	7,751,209	2,458,226	1,082,548
Asset impairment	47,500,000	34,000,000	—	—	—
Net loss	(56,498,064)	(38,185,890)	(2,786,040)	(2,005,091)	(1,062,100)
Basic and diluted net loss per common share	$(0.62)	$(0.44)	$(0.04)	$(0.05)	$(0.04)
Adjusted EBITDA (see below reconciliation)	$(1,237,829)	$2,680,565	$947,247	$(1,210,248)	$(705,765)

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

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Current assets	$20,654,933	$15,377,809	$61,117,145	$7,990,556	$2,756,745
Property and equipment, net	17,842,773	58,386,427	52,250,265	17,463,269	2,450,741
Total assets	39,016,479	74,331,321	113,773,614	25,790,316	5,207,486
Current liabilities	5,231,075	5,163,457	9,879,104	4,411,572	369,008
Stockholders' equity	$32,998,224	$68,293,366	$103,644,815	$21,309,671	$4,838,478
Basic and diluted weighted-average common shares outstanding	90,739,316	87,742,996	71,425,243	44,447,269	27,696,443

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

        We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally. The following table presents a reconciliation of our net income to our Adjusted EBITDA on a historical basis for each of the periods indicated:

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
EBITDA Reconciliation:
Net Loss	$(56,498,064)	$(38,185,890)	$(2,786,040)	$(2,005,091)	$(1,062,100)
Add back:
Depreciation, depletion, amortization and accretion	4,172,077	5,206,631	2,173,918	157,868	13,671
Asset impairment	47,500,000	34,000,000	—	—	—
(Gain) / loss on foreign currency exchange	36,725	(792,467)	32,008	95,864	(68,574)
Stock based compensation expense	3,551,433	2,452,291	1,527,361	541,111	411,238

Adjusted EBITDA	(1,237,829)	2,680,565	947,247	(1,210,248)	(705,765)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the "Selected Consolidated Financial Information" in Item 6 above and our historical consolidated financial statements and the accompanying notes.

Overview and 2008 Developments

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

        In 2008, we invested capital of $11.0 million in our oil and gas operations including $3.2 million spent on drilling, completion and related infrastructure and $7.8 million spent on land leasing and geological and geophysical data. Our original net capital expenditures were planned to be $15.3 million in 2009; please see the section "Liquidity and Capital Resources" below for further information. Although we have not obtained significant production with these expenditures, this investment has provided us with a platform to build on as we further develop our exploration plays. Our acreage position acquired in 2008 in the Bakken play of Dunn County, North Dakota will, we believe, prove to be one of the most exciting developments onshore North America, although because of a national decline in oil and gas prices and oil and gas exploration activity in this area has generally slowed down. Although during 2008 we continued to expand our acreage position in Dunn County, North Dakota, we are presently very selective on acreage acquisitions, with leasing activity involving mostly small parcels which fill in our acreage block.

        The Moccasin Creek (MC) #16-34-2H well (Kodiak operates with 60% WI and 49% net revenue interest [NRI]) reached total depth in early January 2009. The well, located in the southwestern portion of Kodiak's leasehold, was drilled to an approximate total vertical depth (TVD) of 10,350 feet and a total measured depth (TMD) of 15,525 feet. A liner was run to total depth. The drilling rig was then skid approximately 50 feet where drilling recently finished on the MC #16-34H well (Kodiak operates with 60% WI and 49% NRI). The MC #16-34H reached total depth in early February 2009. The well was drilled to a TVD of 10,350 feet and a TMD of 14,810 feet. These two wells were drilled under a participation agreement entered into with a private, third-party oil and gas company in November 2008. Under this participation agreement, Kodiak paid 20% of the first wells' drilling costs for its 60% working interest (WI). Drilling costs of the second well drilled were paid in proportion to the non-promoted working interest of each party. Completion work for both the MC#16-34-2H and MC #16-34H is scheduled for the spring of 2009. Completion costs will be paid in the same manner as the drilling costs discussed above.

        As of December 31, 2008, we had estimated proved reserves of 1.2 billion cubic feet ("BCF") of natural gas and 344 thousand barrels ("MBbls") of oil with a present value discounted at 10% of $5.2 million. Our reserves are 100% proved developed and are comprised of 37% natural gas and 63% crude oil on an energy equivalent basis. Our December 31, 2008, reserves reflect a downward revision of the December 31, 2007, reserves of 833.8 BOE, primarily related to a change in commodity prices, and a revision of our previously recorded proved undeveloped locations (PUD)

        We had gas sales in 2008 of 573 Mcf per day and crude oil sales of 174 barrels per day. This was an increase of 4.8% for gas sales and 38.2% decrease for oil sales over the volumes sold in 2007. During 2008, our revenues from oil and gas sales decreased by $1.0 million or 13% to $6.8 million. Lower sales volumes accounted for $3.2 million of the decline, partially offset by a positive effect of $2.2 million, due to increased prices in 2008 versus 2007. Total oil and gas production expenses increased 104% to $3.6 million in 2008 from $1.8 million in 2007. Of the $1.8 million increase in 2008, $1.7 million is attributed to well workover operations charged to expense during the year.

        Our revenues are directly affected by oil and natural gas commodity prices, which can fluctuate dramatically. The commodity prices are beyond our control and are difficult to predict. During recent years, including 2008 and into 2009, we have seen significant volatility in oil and natural gas prices. The recent worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations. The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets has lead to a worldwide economic recession. The slowdown in economic activity caused by such recession has reduced worldwide demand for energy and resulted in lower oil and natural gas prices. Oil prices declined from record levels in early July 2008 of over $140 per Bbl to below $40 per Bbl in December 2008, while natural gas prices have declined from over $13 per Mcf to below $6 per Mcf over the same period. In addition, our forecasted prices for 2009 have also declined. We believe that spot market prices reflect worldwide concerns about the global economy, producers' ability to ensure sufficient supply to meet increasing demand amid a host of uncertainties caused by political instability, a fluctuating U.S. dollar, and crude oil refining and natural gas infrastructure constraint. Prices we have received have varied widely depending on commodity and location of salespoints. In 2008, we experienced record crude oil prices in the Williston Basin while in Wyoming we elected to shut in gas production because of extremely low natural gas prices. Overall, the average crude oil price we received for the year was $84.86 per barrel versus $65.72 per barrel in 2007, while our average gas price received was $6.54 per Mcf compared to $5.26 per Mcf in 2007.

        In 2008, our financial position and results of operations were affected significantly by an asset impairment related to the carrying value of our developed properties. During 2008, we incurred capital expenditures of approximately $11.0 million related to our oil and gas drilling operations and related infrastructure. Except for wells currently in progress, these expenditures increased the Company's full cost pool, but did not add proportionately to our proved reserves' present value calculated under the current SEC guidelines. The value of Kodiak's proved reserves as calculated quarterly throughout the year did not exceed the costs included in the full cost pool. Consequently the Company recorded a cumulative asset impairment of $47.5 million during 2008.

Outlook

        Our 2009 activities will be subject to two significant factors—(i) oil and natural gas prices coupled with the cost of exploration and development activities, and (ii) our available working capital and ability to pay for or finance proposed activities. Subject to those issues, in 2009, we expect to continue a multiple well drilling program in our Eastern Bakken play in Dunn County, North Dakota. We have projected as many as nine additional wells that we could participate in during 2009 subject to economic conditions and drilling results, although currently we do not have the resources necessary to complete these activities. This number could be decreased if the current commodity environment persists throughout the year or if we are unable to pay our share of the operations. In the Vermillion Basin our activity will be significantly influenced by gas prices and we do not expect much activity in 2009. As the majority of our acreage is held within Federal Units we are obligated to only spend limited capital during the year.

        The current global economic and financial crisis could lead to an extended national or global economic recession. A slowdown in economic activity caused by an extended recession would likely reduce national and worldwide demand for oil and natural gas and result in lower commodity prices. Substantial decreases in oil and natural gas prices could have a material adverse effect on our business, financial condition and results of operations, could further limit our access to liquidity and credit and could hinder our ability to satisfy our capital requirements.

        Capital and credit markets have experienced unprecedented volatility and disruption during the last half of 2008 and continue to be unpredictable. Given the current levels of market volatility and disruption, the availability of funds from those markets has diminished substantially. Further, arising from concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of accessing the credit markets has increased as many lenders have raised interest rates, enacted tighter lending standards or altogether ceased to provide funding to borrowers.

        Due to current capital and credit market conditions, we cannot be certain that funding will be available to us in amounts or on terms acceptable to the Company. Our current cash balances and cash flow from operations will not alone be sufficient to provide working capital to fully fund our original 2009 plan of operations. Accordingly, we intend to pursue alternatives, such as joint ventures with third parties or sales of interest in one or more of our properties. Such transactions may result in a reduction in our operating interests or require us to relinquish the right to operate the property. There can be no assurance that any such transactions can be completed or that such transactions will satisfy our operating capital requirements. If we are not successful in obtaining sufficient funding or completing an alternative transaction on a timely basis on terms acceptable to us, we would be required to curtail our expenditures or restructure our operations, and we would be unable to implement our original exploration and drilling program, either of which would have a material adverse effect on our business, financial condition and results of operations.

Liquidity and Capital Resources

        Our primary cash requirements are for exploration, development and acquisition of oil and gas properties. We have historically financed our operations, property acquisitions and capital investments from the proceeds of private offerings of our equity securities and, more recently to a limited extent, from cash generated from operations. We do not currently generate sustaining cash flow from our oil and gas operations, although our future depends on our ability to generate oil and natural gas operating cash flow. As of December 31, 2008, we had working capital of $15.4 million as compared to $10.2 million at December 31, 2007, and no outstanding long-term debt.

        The following table summarizes our sources and uses of cash for each of the three years ended December 31, 2008, 2007 and 2006.

	For the years ended ended December 31,
	2008	2007	2006
Capital Resources and Liquidity
Cash and cash equivalents at end of the period	$7,581,265	$13,015,318	$58,469,263
Net cash provided by (used in) operating activities	(2,174,519)	2,073,412	3,141,149
Net cash used in investing activities	(20,911,023)	(47,909,507)	(35,551,258)
Net cash provided by financing activities	17,651,489	382,150	83,593,824
Net cash flow	(5,434,053)	(45,453,945)	51,183,715

        The decrease in cash provided by operations from 2007 to 2008 is primarily from our workover activities on three wells which decreased our sales volumes and increased our operating expense. During 2008, we charged $1,709,667 of workover expense to lease operating expense, resulting in decreased cash flow. These decreases in cash provided by operations were partially offset by record high prices for crude oil and natural gas through the first half of 2008. The decrease in cash provided by operations from 2006 to 2007 is primarily from changes in accounts payable decreasing cash by

$1,655,119 due to settlement of outstanding payables in 2007 and a $2,753,788 or 60% increase in general and administrative cost due to the addition of employees in 2007. These decreases in cash provided by operations were partially offset by a $3,658,240 or 88% increase in oil and gas revenues from 2006 to 2007. The oil and gas revenue decrease in 2008 from 2007 was primarily due to a decrease in oil sales volume. The oil and gas revenue increases in 2007 and 2006 were primarily due to drilling activity.

        Our investing activities during the three years ended December 31, 2008 related primarily to the addition of oil and gas leases and oil and gas drilling activities. We recorded $11,056,436 in development and exploration costs in 2008, $40,830,743 in 2007 and $29,664,142 in 2006. The remaining investing activity during 2008, 2007 and 2006 consisted primarily of equipment additions and changes in our restricted investments.

        Our financing activities during 2008 were comprised mainly of a public offering of 6,820,000 shares of common stock for gross proceeds of approximately $18.8 million. The Company paid approximately $1.3 million in commissions and expenses. Our financing activities during 2007 were comprised mainly of proceeds from the exercise of common stock options. Our financing activities during 2006 included the private placement of 19,514,268 shares of our common stock for gross proceeds of approximately $39,444,438 in March 2006 and the private placement of 12,075,000 shares of our common stock for gross proceeds of approximately $50,111,250 in December 2006.

        As we operate the majority of our acreage, specifically the Eastern Bakken acreage, we have the ability to adjust our drilling schedule to reflect the changing commodity price environment. Should we sell off some of our acreage and give up the right to operate, we will become subject to obligations imposed by others, without the ability to control our drilling schedule. Since we have not drawn against our Credit Facility at December 31, 2008, our primary obligations are our office lease and our two drilling rig contracts. During the second quarter of 2008, we entered into two-year contracts for the use of two new-build drilling rigs. The first rig was placed into operation in November 2008 and entails a two-year drilling commitment or specific termination fees if drilling activity is cancelled. Agreement terms require utilization of the rig and payment of day rates or the payment of standby rates if the rig is not utilized. The estimated termination fee for the first rig is approximately $5.3 million as of December 31, 2008. The termination fee on the first rig will continue to decrease as long as the rig remains active. Delivery of the second rig has been placed on hold with the drilling contractor. In the event we do not to take delivery of the rig, the termination fee could be up to $5.6 million and terms are still being negotiated. Subsequent to the end of the fourth quarter 2008, we were able to negotiate with the drilling contractor an approximate 20% reduction in rig day rates for the rig that is currently operating. We cannot offer any assurance that we will be able to negotiate a satisfactory resolution to this issue. Both we and the rig owner are attempting to find another company that will take over our obligations, although there can be no assurance that we will be able to do so.

        All of our leases on the FBIR have a minimum of nearly three and a half years remaining; therefore we do not have to drill wells in order to preserve our lease position. We continue to monitor our overhead costs and are attempting to adjust and stay in line with the decline in commodity prices.

        In September 2008 we executed a $20 million Credit Facility with Bank of the West, NA. The borrowing base, reflecting the maximum amount that may be outstanding under the Credit Facility at any time, is $3 million as of December 31, 2008. The borrowing base will be re-determined on May 1, 2009 and thereafter semi-annually each May 1 and November 1. If oil and natural gas prices significantly decline for an extended period of time, our lender could reestablish the borrowing base by evaluating our reserves at substantially lower oil and natural gas prices. Such determination could result in a negative revision to our proved reserve value and reduce our borrowing base. Currently the facility is undrawn, and we have no long-term debt.

        If we borrow funds, we will be obligated to make periodic interest or other debt service payments and may be subject to additional restrictive covenants. The ability to borrow funds is dependent on a number of variables, including our proved reserves, and assumptions regarding the price at which oil and natural gas can be sold. Should we seek to raise additional capital through the issuance and sale of equity securities, the sales, if successfully completed, may be at prices below the market price of our stock, and our shareholders may suffer significant dilution.

        In order to fund our 2009 and later years' capital expenditures, we will complete one or a combination of the following options, whichever option(s) is (are) most favorable:

  •
  Issuance of public equity

  •
  Issuance of public debt

  •
  Capital sharing arrangements with oil and gas industry partners

  •
  Sell-down of interest in existing properties

  •
  Terminate drilling rig contracts and pay a penalty to drilling contractor under the terms of the contract if we are not able to find another company to take over the drilling contractor obligations

        Our ability to fund our operations in future periods will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, additional joint ventures or selling interests in our existing acreage. Our ability to succeed in any of these capital-raising activities will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. We cannot be certain that additional funding will be available on acceptable terms, or at all, particularly in light of the current widespread economic downturn.

        We had working capital of $15.4 million inclusive of cash and cash equivalents of $7.6 million as of December 31, 2008. Our working capital included $6.5 million of prepaid tubular goods for the first six wells of our 2009 drilling program, which have been reported as prepaid expenses as we have not taken physical delivery of the goods as of December 31, 2008. These costs will be applied to our share of the drilling costs for the first six wells, or will be recovered from our drilling partners. Based on our original 2009 drilling and exploration program, the Company anticipated that our 2009 capital expenditures in the Williston Basin would be approximately $11.3 million. While we cannot fully assess our capital expenditures or the timing of expenditures in the Vermillion Basin as we do not operate the properties, we anticipate that two of the wells that were horizontally drilled during 2008 could be completed during 2009. These costs cannot be determined at this time due to the uncertainty of commodity prices and expenditures. We estimated that our share of the completion costs would not exceed $4.0 million.

Operating Results

Fiscal Year Ended December 31, 2008 Compared to Fiscal Year Ended December 31, 2007

        Natural Gas sales revenues.    Natural gas sales revenues increased by $318,491 to $1,371,822 for the year ended December 31, 2008, from $1,053,332 for the same period of 2007 $62,804 of the increase was due to a 5% increase in volume and $255,687 of the increase was due to a 24% increase in average price. Natural gas sales volumes were 209,815 Mcf for the year ended December 31, 2008, compared to 200,191 Mcf for the same period in 2007 and the average price we realized on the sale of our natural gas was $6.54 per Mcf in 2008 compared to $5.26 per Mcf in 2007. During the fourth quarter of 2008, natural gas prices in Wyoming declined to a level that we have decided to shut-in our Wyoming operated wells until prices improve.

        Oil sales revenues.    Oil sales revenues decreased by $1,367,236 to $5,396,781 for the year ended December 31, 2008, from $6,764,017 for 2007. This decrease is attributed to a $3,337,586 negative impact due to a 38% decrease in volume offset and by a $1,970,350 positive impact due to a 29% increase in average price. During the second and third quarter of 2008, three operated oil wells were shut in pending workover and completion activities. This contributed to the decline in our oil sales volumes to 63,595 barrels for 2008 compared to 102,914 barrels for the same period in 2007, whereas the average price we realized on the sale of our oil increased to $84.86 per barrel for the year ended December 31, 2008, from $65.72 for the same period in 2007.

        Interest Income.    Interest income decreased by $1,306,842 to $196,187 in 2008 from $1,503,029 for the same period in 2007 due to a decrease in average investible cash throughout the year.

        Oil and gas production expense.    Our oil and gas production expense increased by $1,820,863 to $3,578,580 for the year ended December 31, 2008, from $1,757,717 for the same period in 2007. The increase is primarily due to workover expense of $1,709,667 recorded during the year.

        Depletion, depreciation, amortization and abandonment liability accretion ("DDA") expense.    Our depletion, depreciation, amortization and abandonment liability accretion expense decreased by $1,034,554 to $4,172,077 for the fiscal year ended December 31, 2008, from $5,206,631 for the same period in 2007. Due to impairment charges taken in 2007 and 2008, the full cost pool was lower resulting in a lower DDA charge for 2008.

        Asset impairment.    During the last half of 2008, crude oil and natural gas prices dropped from their highs set in the summer of 2008 and the Company's full cost pool exceeded the ceiling by approximately $47.5 million after taking into account decrease in prices following the period ends. Subsequent to the end of the third and fourth quarters of 2008, there was no recovery in price and therefore impairment expenses of $15.5 million and $32.0 million were recorded in the third and fourth quarters of 2008, respectively.

        In 2007, we recorded an impairment of $34.0 million primarily as the result of our inability to establish production and qualified reserves in its deep Vermillion Basin project, uneconomic natural gas prices in Wyoming, and the impairment of certain undeveloped properties in Wyoming and North Dakota.

        General and administrative expense.    General and administrative expense increased by $841,086 to $8,175,472 for the fiscal year ended December 31, 2008, from $7,334,386 for the same period in 2007. Included in the general and administrative expense for the fiscal year ended December 31, 2008 is a stock-based compensation charge of $3,551,433 for options issued to officers, directors and employees compared to $2,452,291 for the year ended December 31, 2007. The increase in general and administrative expenses for the fiscal year ended December 31, 2008, also reflects an increase in our level of activity and an increase in the number of employees. As of December 31, 2008, we had 17 full-time employees and two contract consultants as compared to 15 full-time employees and three contract consultants at December 31, 2007. Salary and related expenses decreased by $578,897 to $2,336,276 for the year ended December 31, 2008, from $2,915,173 in 2007. This decrease is due to the reduction in employee bonuses in 2008 versus 2007, partially offset by the addition of two new employees in 2008.

        Gain on currency exchange.    In 2008, a decrease in the value of the Canadian dollar resulted in a loss of $36,725 on currency exchange as compared to a gain in 2007 of $792,467.

        Net loss.    Our net loss increased by $18,312,174 to a net loss of $56,498,064 for the year ended December 31, 2008, from a net loss of $38,185,890 for 2007. As more fully described above, the asset impairment of $47,500,000 in 2008 was the primary cause of the increase as compared to an asset impairment charge of $34,000,000 in 2007. In addition, the decrease in oil production revenue, interest income and the increase in oil and gas production expense contributed to the increase in net loss.

        Adjusted EBITDA.    Our Adjusted EBITDA decreased by $3,918,395 to $(1,237,829) for the year ended December 31, 2008, from $2,680,565 for the same period of 2007. As shown in the following table, this decrease is the primarily the result of decreased revenues and increased production and general and administrative expenses. For further discussion of this non-GAAP measure and a reconciliation of this measure to net income, see Non-GAAP Financial Measure in Item 4 of this 10-K.

	For the Year Ended December 31,
	2008	2007	Change
Oil and gas production revenues	$6,768,603	$7,817,349	$(1,048,746)
Interest revenue	196,187	1,503,029	(1,306,842)

Total revenue	6,964,790	9,320,378	(2,355,588)
Oil and gas production expense	3,578,580	1,757,717	1,820,863
General and administrative expense excluding stock compensation	4,624,039	4,882,095	(258,056)

Adjusted EBITDA	$(1,237,829)	$2,680,566	$(3,918,395)

Fiscal Year Ended December 31, 2007 Compared to Fiscal Year Ended December 31, 2006

        Natural Gas sales revenues.    Natural gas sales revenues increased by $334,405 to $1,053,331 for the year ended December 31, 2007, from $718,926 for the same period of 2006. Increased natural gas sales volumes more than offset price declines between the periods. Natural gas sales volumes were 200,191 Mcf for the year ended December 31, 2007, compared to 117,326 Mcf for the same period in 2006, whereas the average price we realized on the sale of our natural gas declined by 14% to $5.26 per Mcf. The increase in gas production volumes is due to an increase in the number of operating gas wells, from six wells in 2006 to fourteen in 2007. The increased sales were partially offset by reduced volumes due to shutting in wells during the third and fourth quarters of 2007 as a result of low natural gas prices received for our Vermillion Basin production.

        Oil sales revenues.    Oil sales revenues increased by $3,323,835 to $6,764,017 for the year ended December 31, 2007, from $3,440,182 for 2006. In 2007, we benefited from both increased oil sales volumes and higher realized oil prices. Oil sales volumes were 102,913 barrels for 2007 compared to 61,966 barrels for the same period in 2006, whereas the average price we realized on the sale of our oil increased by 18% to $65.72 per barrel for the year ended December 31, 2007, from $55.52 for the same period in 2006. The increase in oil sales volumes are a result of having a full year's production for wells drilled during 2006 as well as two additional wells drilled and completed in 2007.

        Interest Income.    Interest income increased by $696,968 to $1,503,029 in 2007 from $806,061 for the same period in 2006. The increase was due to the investment of funds received from our December 2006 sale of shares of our common stock.

        Oil and gas production expense.    Our oil and gas production expense increased by $793,032 to $1,757,718 for the fiscal year ended December 31, 2007, from $964,685 for the same period in 2006. The increase is partially due to an 52% increase in lease operating expense reflecting our growing production base and number of producing wells. Also, severance taxes increased 125% due to increased revenues from growing sales volumes and higher prices and the expiration of incentive production taxes.

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

        Net loss.    Our net loss increased by $35,399,850 to a net loss of $38,185,890 for the year ended December 31, 2007, from a net loss of $2,786,040 for 2006. As more fully described above, the asset impairment of $34,000,000 was the primary cause of the increase. In addition, the increases in our oil and natural gas production revenues, interest income and gain on currency exchange were more than offset by increases in oil and natural gas production expense, depletion, depreciation, amortization and abandonment liability expenses and general and administrative expenses.

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

	For the Year Ended December 31,
	2007	2006	Change
Oil and gas production revenues	$7,817,349	$4,159,106	$3,658,243
Interest revenue	1,503,029	806,062	696,967

Total revenue	9,320,378	4,965,168	4,355,210
Oil and gas production expense	1,757,718	964,685	793,033
General and administrative expense excluding stock compensation	4,882,095	3,053,237	1,828,858

Adjusted EBITDA	$2,680,565	$947,246	$1,733,319

Financial Instruments and Other Instruments

        As at December 31, 2008, we had cash, accounts payable and accrued liabilities which are carried at approximate fair value because of the short maturity date of those instruments. Our management believes that we are not exposed to significant interest, currency or credit risks arising from these financial instruments.

Research and Development

        As an exploration stage natural resource company, we do not normally engage in research and there were no development activities, or research and development expenditures made in the last three fiscal years.

Trend Information

        During the first nine month of 2008, our industry has experienced a significant increase in the cost of drilling rigs and related oil field services. During most of 2007 and 2008, drilling rigs were difficult to contract and we could not be assured that we could secure third party services. At the close of 2008 and continuing into 2009, due to lower crude oil and natural gas prices, many drilling rigs were idled and the availability of drilling rigs has increased. During 2008, commodity prices were at or near all time levels and we experienced the decline of crude oil and gas from record highs in July 2008 of $140 per barrel for crude oil and $13 per mcf of natural gas to below $40 per barrel of oil and $5 per mcf of gas at year end 2008. Currently, qualified employees are more readily available; however we still must compete for employees within our industry. Some or all of these situations are likely to have a material effect upon our net sales or revenues, income from continuing operations, profitability, liquidity or capital resources, or cause reported financial information not necessarily to be indicative of future operating results or financial condition.

Off-balance sheet arrangements

        We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual obligations

        The following table lists as of December 31, 2008, information with respect to our known contractual obligations:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Long-Term Obligations—Office Facilities	$979,293	$265,408	$566,564	$147,321	$—
Drilling Rig Obligations	10,840,475	7,315,625	3,524,850	—	—

        During the second quarter of 2008, the Company entered into two-year contracts for the use of two new-build drilling rigs. The first rig was placed into operation in November 2008 and entails a two year drilling commitment or specific termination fees if drilling activity is cancelled. The terms of that agreement require utilization of the rig and payment of day rates or the payment of standby rates if the rig is not utilized. The estimated termination fee for the first rig is approximately $5.3 million as of December 31, 2008. The termination fee on the first rig will continue to decrease as long as we keep the rig active. Our second rig has been placed on hold with the drilling contractor. We are negotiating with the rig contractor to either cancel or delay our obligation with respect to the second rig and avoid all or a part of the contractual $5.6 million cancellation penalty.

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

Impairment of Long-lived Assets

        We record our property and equipment at cost. The cost of our unproved properties is withheld from the depletion base as described above, until such a time as the properties are either developed or abandoned. We review these properties quarterly for possible impairment. We provide an impairment allowance on unproved property when we determine that the property will not be developed or the carrying value will not be realized. We evaluate the reliability of our proved properties and other long-lived assets whenever events or changes in circumstances indicate that the recording of impairment may be appropriate. Our impairment test compares the expected undiscounted future net revenue from a property, using escalated pricing, with the related net capitalized costs of the property at the end of the applicable period. When the net capitalized costs exceed the undiscounted future net revenue of a property, the cost of the property is added to the full cost pool.

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

        Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed quarterly to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to the full cost pool and becomes subject to depletion calculations.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

        Our primary market risk consists of market changes in oil and natural gas prices. Prospective revenues from the sale of products or properties will be impacted by oil and natural gas prices. A $1.00 per Mcf change in the market price of natural gas would result in a change of approximately $210,000 in our gross gas production revenue for the fiscal year ended December 31, 2008. A $1.00 per barrel change in the market price of oil would result in a change of approximately $64,000 in our gross oil production revenue for the fiscal year ended December 31, 2008. The impact on any potential sale of property cannot be readily determined.

Interest Rate Risk

        We currently maintain some of our available cash in redeemable short-term investments, classified as cash equivalents, and our reported interest income from these short-term investments could be adversely affected by any material changes in U.S. dollar interest rates. A 1% change in the interest rate would result in a change of approximately $77,000 in our interest income for the fiscal year ended December 31, 2008 if all of our cash were invested in interest-bearing notes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Kodiak Oil & Gas Corp.

        We have audited the consolidated balance sheets of Kodiak Oil & Gas Corp. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kodiak Oil & Gas Corp. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kodiak Oil & Gas Corp.'s and subsidiaries' internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2009 expressed an unqualified opinion on the effectiveness of Kodiak Oil & Gas Corp.'s internal control over financial reporting.

/s/ HEIN & ASSOCIATES LLP

Denver, Colorado
March 10, 2009

KODIAK OIL & GAS CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$7,581,265	$13,015,318
Accounts receivable
Trade	1,934,818	1,373,843
Accrued sales revenues	516,870	789,652
Prepaid expenses and other	10,621,980	198,996

Total Current Assets	20,654,933	15,377,809

Oil and gas properties (full cost method), at cost:
Proved oil and gas properties	97,934,058	77,272,437
Unproved oil and gas properties	11,985,533	21,904,737
Wells in progress	728,093	414,074
Less-accumulated depletion, depreciation, amortization, accretion and asset impairment	(92,804,911)	(41,204,821)

Net oil and gas properties	17,842,773	58,386,427

Other property and equipment, net of accumulated depreciation of $270,620 in 2008 of $176,458 in 2007	272,705	312,017
Restricted investments	246,068	255,068

Total Assets	$39,016,479	$74,331,321

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$4,125,335	$5,163,457
Advances from joint interest owners	1,105,740	—

Total Current Liabilities	5,231,075	5,163,457
Noncurrent Liabilities:
Asset retirement obligation	787,180	874,498

Total Liabilities	6,018,255	6,037,955

Commitments and Contingencies—Note 7
Stockholders' Equity:
Common stock—no par value; unlimited authorized
Issued and outstanding: 95,129,431 shares in 2008 and 87,992,926 shares in 2007
Contributed surplus	136,297,845	115,094,923
Accumulated deficit	(103,299,621)	(46,801,557)

Total Stockholders' Equity	32,998,224	68,293,366

Total Liabilities and Stockholders' Equity	$39,016,479	$74,331,321

SEE ACCOMPANYING NOTES

KODIAK OIL & GAS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007	2006
Revenues:
Gas production	$1,371,822	$1,053,331	$718,926
Oil production	5,396,781	6,764,017	3,440,182
Interest	196,187	1,503,029	806,061

Total revenue	6,964,790	9,320,377	4,965,169

Cost and expenses:
Oil and gas production	3,578,580	1,757,717	964,685
Depletion, depreciation, amortization and accretion	4,172,077	5,206,631	2,173,918
Asset impairment	47,500,000	34,000,000	—
General and administrative	8,175,472	7,334,386	4,580,598
(Gain)/loss on currency exchange	36,725	(792,467)	32,008

Total costs and expenses	63,462,854	47,506,267	7,751,209

Net loss	$(56,498,064)	$(38,185,890)	$(2,786,040)

Basic & diluted weighted-average common shares outstanding	90,739,316	87,742,996	71,425,243

Basic & diluted net loss per common share	$(0.62)	$(0.44)	$(0.04)

SEE ACCOMPANYING NOTES

KODIAK OIL & GAS CORP.

STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Shares	Contributed Surplus	Accumulated Deficit	Total Equity
Balance December 31, 2005:	54,547,158	$27,139,298	$(5,829,627)	$21,309,671
Issuance of stocks for cash:
—pursuant to equity offering	31,589,268	89,555,687		89,555,687
—pursuant to exercise of options	1,412,000	384,372		384,372
Share issuance costs		(6,346,236)		(6,346,236)
Employee stock grants	—	—		—
Stock-based compensation		1,527,361		1,527,361
Net loss			(2,786,040)	(2,786,040)

Balance December 31, 2006:	87,548,426	$112,260,482	$(8,615,667)	$103,644,815

Issuance of stocks for cash:
—pursuant to equity offering	—	—		—
—pursuant to exercise of options	363,500	382,150		382,150
Share issuance costs		—		—
Employee stock grants	81,000	125,200		125,200
Stock-based compensation		2,327,091		2,327,091
Net loss			(38,185,890)	(38,185,890)

Balance December 31, 2007:	87,992,926	$115,094,923	$(46,801,557)	$68,293,366

Issuance of stocks for cash:
—pursuant to equity offering	6,820,005	18,755,000		18,755,000
—pursuant to exercise of options	312,500	180,000		180,000
Share issuance costs		(1,283,511)		(1,283,511)
Employee stock grants	4,000	154,655		154,655
Stock-based compensation		3,396,778		3,396,778
Net loss			(56,498,064)	(56,498,064)

Balance December 31, 2008:	95,129,431	$136,297,845	$(103,299,621)	$32,998,224

SEE ACCOMPANYING NOTES

KODIAK OIL & GAS CORP.

CONSOLIDATED STATEMENTS OF CASHFLOWS

	For the Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(56,498,064)	$(38,185,890)	$(2,786,040)
Reconciliation of net loss to net cash (used in) provided by operating activities:
Depletion, depreciation, amortization and accretion	4,172,077	5,206,631	2,173,918
Asset impairment	47,500,000	34,000,000	—
Asset retirement	—	(29,893)	—
Stock based compensation	3,551,433	2,452,291	1,527,361
Changes in current assets and liabilities:
Accounts receivable-trade	(560,975)	503,342	(1,429,204)
Accounts receivable-accrued sales revenue	272,782	(122,661)	(440,585)
Prepaid expenses and other	(767,069)	(95,289)	(73,076)
Accounts payable and accrued liabilities	155,297	(1,655,119)	4,168,775

Net cash (used in)/provided by operating activities	(2,174,519)	2,073,412	3,141,149

Cash flows from investing activities:
Oil and gas properties	(11,209,258)	(47,649,681)	(35,426,830)
Equipment	(54,850)	(229,210)	(52,976)
Prepaid tubular goods	(9,655,915)	—	—
Restricted investment: designated as restricted	—	(30,616)	(82,052)
Restricted investment: undesignated as restricted	9,000	—	10,600

Net cash (used in) investing activities	(20,911,023)	(47,909,507)	(35,551,258)

Cash flows from financing activity:
Proceeds from the issuance of shares	18,935,000	382,150	89,940,060
Issuance costs	(1,283,511)	—	(6,346,236)

Net cash provided by financing activities	17,651,489	382,150	83,593,824

Net change in cash and cash equivalents	(5,434,053)	(45,453,945)	51,183,715
Cash and cash equivalents at beginning of the period	13,015,318	58,469,263	7,285,548

Cash and cash equivalents at end of the period	$7,581,265	$13,015,318	$58,469,263

Supplemental cash flow information
Oil & gas property accrual included in Accounts payable and accrued liabilities	$1,457,189	$1,544,868	$4,605,396

Asset retirement obligation	$(65,143)	$526,868	$164,503

SEE ACCOMPANYING NOTES

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization

Description of Operations

        Kodiak Oil & Gas Corp. and its subsidiary ("Kodiak" or the "Company") is a public company listed for trading on the NYSE Alternext US and whose corporate headquarters are located in Denver, Colorado, USA. The Company is an independent energy company engaged in the exploration, exploitation, development, acquisition and production of natural gas and crude oil entirely in the western United States.

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

Liquidity and Capital Resources

        In order to fund the Company's 2009 and later years' capital expenditures, the Company will complete one or a combination of the following options, whichever option(s) is (are) most favorable:

  •
  Issuance of public equity

  •
  Issuance of public debt

  •
  Capital sharing arrangements with oil and gas industry partners

  •
  Sell-down of interest in existing properties

  •
  Terminate drilling rig contracts and pay a penalty to drilling contractor under the terms of the contract if we are not able to find another company to take over the drilling contractor obligations

        The Company's ability to fund its operations in future periods will depend upon its future operating performance, and more broadly, on the availability of equity and debt financing or selling interests in its existing acreage. The Company's ability to succeed in any of these capital-raising activities will be affected by prevailing economic conditions in its industry and financial, business and other factors, some of which are beyond the Company's control. The Company cannot be certain that additional funding will be available on acceptable terms, or at all, particularly in light of the current

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

widespread economic downturn. If we are unable to raise additional capital when required or on acceptable terms, the Company may have to significantly delay, scale back or discontinue its drilling or exploration program, seek to enter into additional joint venture arrangements with third parties, or seek to sell one or more of its properties, on terms or conditions that may not be as favorable as otherwise may be obtained.

Cash and Cash Equivalents

        Cash and cash equivalents consist of all highly liquid investments that are readily convertible into cash and have original maturities of three months or less when purchased. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments.

        As of December 31, 2008, the Company had approximately $7.2 million in a money market account with its bank. The money market account is limited to six withdrawals per month; however, there are no other redemption restrictions. Therefore, the Company classified the entire balance as Cash and Cash Equivalents at December 31, 2008.

Prepaid Expenses and Other

        Included in prepaid expenses and other are deposits made on orders of tubular goods required for the Company's drilling program. As of December 31, 2008 there was approximately $9.7 million of deposits made and recorded. The cost basis of the tubular goods is depreciated as a component of oil and gas properties once the inventory is used in drilling operations. The deposit is non-refundable. At December 31, 2008, the market value of the Company's tubular goods inventory approximated the cost basis. As of December 31, 2007, there were no significant deposits made or recorded related to orders of tubular goods.

Restricted Investment

        The restricted investments are no longer used as security for our outstanding letters of credit. The investments are short term certificates of deposits, the balance as of December 31, 2008 was classified as a short term investment. The Company's Credit Facility (see note 8) is now used as security for our outstanding letters of credit.

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

Significant Customers

        During the year ended December 31, 2008, over 84% of the Company's production was sold to one customer, Eighty Eight Oil LLC. However, the Company does not believe that the loss of a single purchaser, including Eighty Eight Oil, would materially affect the Company's business because there are numerous other purchasers in the area in which the Company sells its production. For the years ended

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

December 31, 2008, 2007 and 2006 purchases by the following companies exceeded 10% of the total oil and gas revenues of the company.

	For the Year Ended December 31,
	2008	2007	2006
Eighty Eight Oil LLC	84%	80%	76%
ABQ Gas Marketing	4%	12%	0%
Duke Energy Field Services	6%	3%	11%

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

        Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves as determined by the Company's engineers and audited by independent petroleum engineers. Costs included in the depletion base to be amortized include (a) all proved capitalized costs including capitalized asset retirement costs net of estimated salvage values, less accumulated depletion, (b) estimated future development cost to be incurred in developing proved reserves; and (c) estimated dismantlement and abandonment costs, net of estimated salvage values, that have not been included as capitalized costs because they have not yet been capitalized as asset retirement costs. The costs of unproved properties are withheld from the depletion base until it is determined whether or not proved reserves can be assigned to the properties. The properties are reviewed quarterly for impairment. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations. During 2008 and 2007 approximately $17.2 million and $1.1 million respectively, of unproved land costs were reclassified to proved property and was included in the ceiling test and depletion calculations. There were no reclassifications in 2006.

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

        The optimal method of determining proved reserve estimates is based upon a decline analysis method, which consists of extrapolating future reservoir pressure and production from historical pressure decline and production data. The accuracy of the decline analysis method generally increases with the length of the production history. Most of the Company's wells have been producing for a period of less than six years and for some, less than a year. Because of this short production history, other generally less accurate methods such as volumetric analysis and analogy to the production history of wells of ours and other operators in the same reservoir were used in conjunction with the decline analysis method to determine the Company's estimates of proved reserves including developed producing, developed non-producing and undeveloped. As the Company's wells are produced over time and more data is available, the estimated proved reserves will be re-determined at least on a quarterly basis in accordance with applicable rules established by the SEC and may be adjusted based on that data.

        Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed quarterly to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to the full cost pool and becomes subject to depletion calculations. Capitalized costs, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers. For this purpose, we convert our petroleum products and reserves to a common unit of measure. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil. Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower of unproved properties that are subject to amortization. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net revenues is computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions.

        In 2007, primarily as the result of the Company's inability to establish production and qualified reserves in its deep Vermillion Basin project, low natural gas prices in Wyoming, and the impairment of certain undeveloped properties in Wyoming and North Dakota, the Company recorded an impairment expense of $34.0 million.

        During the last half of 2008, oil and natural gas prices decreased significantly from the record highs seen during the summer of 2008. Natural gas prices in the Rocky Mountains decreased significantly due to the reduction in take-away capacity caused by pipeline maintenance and repairs during the fall of 2008. The Company removed four wells with approximately 348,000 BOE from its proved undeveloped (PUD) category of its reserve base. The removal of these proved undeveloped wells from the reserve base was due to one well that became uneconomic based on 2008 pricing and anticipated capital requirements related to the well and three wells that the Company removed from its

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

drilling plans. After taking into account the decreases in the reserve base due to the above factors and the decreases in prices an impairment expense of $47.5 million was recorded for the year ended 2008.

Wells in Progress

        Wells in progress at December 31, 2008 and December 31, 2007, represent the costs associated with wells that have not reached total depth or been completed as of period end. They are classified as wells in progress and withheld from the depletion calculation and the ceiling test. The costs for these wells is then transferred to proved property when the wells reach total depth and are cased and the costs become subject to depletion and the ceiling test calculation in future periods.

Impairment of Long-lived Assets

        The Company's unproved properties are evaluated quarterly for the possibility of potential impairment. For the year ended December 31, 2007 the Company reclassified approximately $1.1 million of unproved property costs to the full cost pool. The Company recorded an impairment expense of $34.0 million in 2007. For the year ended December 31, 2008, the Company reclassified approximately $17.2 million of unproved property cost to the full cost pool. The Company recorded an impairment expense of $47.5 million in 2008.

Deferred Financing Costs

        Deferred financing costs include debt issuance costs incurred in connection with the Company's Credit Agreement, which are being amortized over the two year term of the Credit Facility (see Note 8). The Company recorded amortization expense of $7,330 as of December 31, 2008.

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

Revenue Recognition

        The Company records revenues from the sales of natural gas and crude oil when they are produced and sold. The Company may have an interest with other producers in certain properties, in which case the Company uses the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by the Company. In addition, the Company records revenue for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenue for other owners' gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

reserves. The Company's over and under produced gas balancing positions are considered in the Company's proved oil and gas revenues. Gas imbalances at December 31, 2008, and December 31, 2007 were not significant.

Asset Retirement Obligation

        The Company follows SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties in the consolidated balance sheets. The Company depletes the amount added to proved oil and gas property costs. The future cash outflows associated with settling the asset retirement obligations that have been accrued in the accompanying balance sheets are excluded from the ceiling test calculations. The Company also depletes the estimated dismantlement and abandonment costs, net of salvage values, associated with future development activities that have not yet been capitalized as asset retirement obligations. These costs are also included in the ceiling test calculation. The asset retirement liability is allocated to operating expense using a systematic and rational method. As of December 31, 2008, and December 31, 2007, the Company has recorded a net asset of $501,900 and $660,986 and a related liability of $787,180 and $874,498, respectively. In December 2007, the Company revised its estimated dismantlement and abandonment costs based upon the actual costs of recently plugged and abandoned wells. The information below reconciles the value of the asset retirement obligation for the periods presented.

	For the Period Ended
	December 31, 2008	December 31, 2007
Balance beginning of period	$874,498	$249,695
Liabilities incurred	—	60,289
Liabilities settled	(147,252)	(3,021)
Revisions in estimated cash flows	—	482,544
Accretion expense	59,934	84,991

Balance end of period	$787,180	$874,498

Off Balance Sheet Arrangements

        Other than standard operating leases, the Company did not have any off-balance sheet financing arrangements at December 31, 2008 and December 31, 2007.

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

        On January 1, 2008 we elected to implement this statement with the one-year deferral. The adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations or cash flows. Beginning January 1, 2009, we will adopt the provisions for non-financial assets and non-financial liabilities that are not required or permitted to be measured at fair value on a recurring basis. We are in the process of evaluating this standard with respect to our effect on non-financial assets and liabilities and have not yet determined the impact that it will have on our financial statements upon full adoption in 2009.

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

        In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with U.S. generally accepted accounting principles. The Statement becomes effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to the auditing literature. The adoption of SFAS 162 will not have an impact on the Company's financial position, results of operations or cash flows.

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

        On December 12, 2007, the Securities and Exchange Commission (SEC) published a Concept Release on possible revisions to the disclosure requirements relating to oil and gas reserves as specified in Rule 4-10 of Regulation S-X and Item 102 of regulation S-K. On December 31, 2008, the SEC adopted a final rule that amends its oil and gas reporting requirements. The revised rules change the way oil and gas companies report their reserves in the financial statements. Definitions were updated to be consistent with Petroleum Resource Management System (PRMS). Other key revisions include a change in pricing used to prepare reserve estimates, the inclusion of non-traditional resources in reserves, the allowance for use of new technologies in determining reserves, optional disclosure of probable and possible reserves and other new disclosures. The revised rules are effective for registration statements filed on or after January 1, 2010, and for annual reports on Forms 10-K and 20-F for fiscal years ending December 31, 2009, and after. The SEC is precluding application of the new rules in quarterly reports prior to the first annual report in which the revised disclosures are required. Early adoption is not permitted. The changes are considered a change in accounting principle that is inseparable from a change in accounting estimate pursuant to FASB Statement No. 154, Accounting Changes and Error Corrections, and should be accounted for prospectively. Management is evaluating the impact of the adoption of this final SEC ruling on disclosure requirements relating to our oil and gas reserves and does not anticipate that the implementation of the new reporting requirements will have a material impact on the consolidated results of operations, financial position or liquidity.

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Oil and Gas Property

        The following table presents information regarding the Company's net costs incurred in the purchase of proved and unproved properties, and in the exploration and development activities:

	For the Years Ended December 31,
	2008	2007	2006
Property Acquisition costs:
Proved	$—	$—	$—
Unproved	—	4,285,277	7,225,875
Exploration costs	8,893,293	28,960,843	12,534,859
Development costs	2,163,143	11,869,900	17,129,283

Total	$11,056,436	$45,116,021	$36,890,017

Total excluding asset retirement obligation	$10,909,184	$44,576,209	$36,725,586

        Depletion expense related to the proved properties per equivalent BOE of production for the years ended December 31, 2008, 2007, and 2006 were $32.18, $39.30, and $25.63, respectively.

        At December 31, 2008 and 2007, the Company's unproved properties consisted of leasehold acquisition costs in the following areas:

	2008	2007
Colorado	$124,656	$2,166,250
Montana	803,386	2,151,632
North Dakota	10,038,305	4,723,540
Wyoming	1,019,186	12,863,315

	$11,985,533	$21,904,737

        The following table sets forth a summary of oil and gas property costs not being amortized as of December 31, 2008 by the year in which such costs were incurred:

Unproved Additions by Year
Prior	$931,794
2006	1,996,860
2007	1,758,439
2008	7,298,440

Total	$11,985,533

        During 2008 and 2007 approximately $17.2 million and $1.1 million respectively, of unproved land costs was reclassified to proved property and was included in the ceiling test and depletion calculations.

        We plan to make capital expenditures of approximately $15.3 million for 2009. Of this $15.3 million in capital expenditures, we have estimated that we will incur $11.3 million in the exploration of the Bakken play in North Dakota. Depending on the timing of the receipt of permits from regulatory agencies and the success of each well, we expect to drill up to nine gross wells in this

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Oil and Gas Property (Continued)

area in 2009. The unproved costs associated with the Company's drilling projects will be transferred to proved properties as the wells are drilled over the next five to ten years.

Note 4—Wells in Progress

        The following table reflects the net changes in capitalized additions to wells in progress during 2008 and 2007, and does not include amounts that were capitalized and reclassified to producing wells in the same period.

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Beginning balance	$414,074	$7,700,415
Additions to capital wells in progress costs pending the determination of proved reserves	728,093	414,074
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves to full cost pool	(414,074)	(7,700,415)

Ending balance	$728,093	$414,074

        The following table provides an aging of capitalized wells in progress costs based on the date the drilling was completed and the number of projects for which wells in progress have been capitalized since the completion of drilling.

	For the Years Ended December 31
	2008	2007
Wells in progress capitalized for one year or less	$728,093	$414,074
Wells in progress capitalized for one year or more	—	—

Ending balance at December 31	$728,093	$414,074

Number of projects with wells in progress that have been capitalized less than one year	3	2

Note 5—Common Stock

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

        In August 2008, the Company issued 6,820,000 common shares in a public offering for gross proceeds of $18,755,000. The Company paid $1,283,511 in commissions and expenses. The net proceeds

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Common Stock (Continued)

will be used primarily for drilling and completion activities on the Company's leases in the Bakken oil play located on the Fort Berthold Indian Reservation and for other general corporate activities.

Note 6—Compensation Plan

Stock-based Compensation Plan

        In 2007 the Company adopted the 2007 Stock Incentive Plan (the "2007 Plan"), which replaced the Incentive Share Option Plan (the "Pre-existing Plan"). The 2007 Plan authorizes it to issue stock options, stock appreciation rights (SARs), restricted stock and restricted stock units, performance awards, stock or property, stock awards and other stock-based awards may be granted to any employee, consultant, independent contractor, director or officer of the Company. A total of 8,000,000 shares of common stock may be issued under the 2007 Plan, which includes shares issuable under the Pre-existing Plan pursuant to options outstanding as of the effective date of the 2007 Plan. No more than 8,000,000 shares may be used for stock issued pursuant to incentive stock options and the number of shares available for granting restricted stock and restricted stock units shall not exceed 1,000,000, subject to adjustment as defined in the 2007 Plan. The Company granted 2,296,000 stock options and 24,000 shares of restricted stock in 2008. As of December 31, 2008, the Company has outstanding options to purchase 7,507,499 common shares at prices from $0.36 to $6.26.

        For the years ended December 31, 2008, 2007 and 2006, the Company recorded stock-based compensation of $3,551,433, $2,452,291, and $1,527,361 respectively.

        The following assumptions were used for the Black-Scholes model to calculate the stock-based compensation expense for the years presented:

	For the Periods Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Risk free rates	1.60 - 4.53%	4.46 - 5.89%	4.56 - 5.25%
Dividend yield	0%	0%	0%
Expected volatility	54.37 - 104.22%	53.45 - 56.26%	62.79 - 64.92%
Weighted average expected stock option life	4.98 years	5.86 years	3.36 years
The weighted average fair value at the date of grant for stock options granted is as follows:
Weighted average fair value per share	$1.08	$3.33	$1.58
Total options granted	2,296,000	2,044,000	2,110,000
Total weighted average fair value of options granted	$2,147,541	$6,800,579	$3,339,312

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Compensation Plan (Continued)

        A summary of the stock options outstanding is as follows:

	Number of Options	Weighted Average Exercise Price
Balance outstanding at December 31, 2006	4,636,500	$1.96
Granted	2,044,000	5.83
Canceled	(205,000)	3.81
Exercised	(363,500)	1.05

Balance outstanding at December 31, 2007	6,112,000	$3.25

Granted	2,296,000	1.96
Canceled	(588,001)	4.40
Exercised	(312,500)	0.58

Balance outstanding at December 31, 2008	7,507,499	$2.87

Options exercisable at December 31, 2008	4,635,999	$2.82

        At December 31, 2008, stock options outstanding are as follows:

Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)
$0.36 - $1.00	1,715,500	4.19
$1.01 - $2.00	875,000	1.79
$2.01 - $3.00	965,000	5.77
$3.01 - $4.00	2,246,999	4.77
$4.01 - $5.00	240,000	2.49
$5.01 - $6.26	1,465,000	8.39

	7,507,499	5.05

        The aggregate intrinsic value of both outstanding and vested options as of December 31, 2008, was $0, based on the Company's December 31, 2008 closing common stock price of $0.31. This amount would have been received by the option holders had all option holders exercised their options as of that date. The total grant date fair value of the shares vested during 2008 was $2,743,989. As of December 31, 2008, there was $3,543,089 of total unrecognized compensation cost related to unamortized options. That cost is expected to be recognized over a period of three years.

        The Company granted 24,000 restricted stock awards and canceled 20,000 restricted stock awards in 2008. All awards issued in 2008 vest on a graded-vesting basis of one-third at each anniversary date over a three year service period. The Company recognizes compensation cost over the requisite service period for the entire award with the expense recognized upon vesting. The fair value of restricted stock grants is based on the stock price on the grant date and the Company assumes no annual forfeiture rate. As of December 31, 2008, there were 48,000 unvested shares with a weighted-average grant date

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Compensation Plan (Continued)

fair value of $4.21 per share and $136,716 of total unrecognized compensation cost related to non-vested restricted stock which is expected to be recognized over a three-year period.

Note 7—Commitments and Contingencies

        The Company leases office facilities under an operating lease agreement that expires on June 30, 2012. Rent expense was $243,791 in 2008, $144,298 in 2007, and $62,738 in 2006. The Company has no other material capital leases and no other operating lease commitments.

        The following table shows the annual rentals per year for the life of the lease:

Years ending in December 31,
2009	265,408
2010	276,827
2011	289,737
2012	147,321

Total	$979,293

        During the second quarter of 2008, the Company entered into two-year contracts for the use of two new-build drilling rigs. The first rig was placed into operation in November 2008 and entails a two year drilling commitment or specific termination fees if drilling activity is cancelled. The terms of that agreement require utilization of the rig and payment of day rates or the payment of standby rates if the rig is not utilized. The estimated termination fee for the first rig is approximately $5.3 million as of December 31, 2008. The termination fee on the first rig will continue to decrease as long as we keep the rig active. Our second rig has been placed on hold with the drilling contractor. We are negotiating with the rig contractor to either cancel or delay our obligation with respect to the second rig and avoid all or a part of the contractual $5.6 million cancellation penalty.

        As is customary in the oil and gas industry, the Company may at times have commitments in place to reserve or earn certain acreage positions or wells. If the Company does not pay such commitments, the acreage positions or wells may be lost.

Note 8—Credit Agreement

        On September 11, 2008, our wholly-owned subsidiary, Kodiak Oil & Gas (USA) Inc., entered into a two-year, revolving, senior secured credit facility (the "Credit Facility") with Bank of the West, NA. While the agreement has a stated value of $20 million, borrowings are limited to a borrowing base, which was $3 million at December 31, 2008. Borrowings made under the Credit Facility are guaranteed by the Company and secured by mortgages on substantially all of our producing oil and gas properties. The Credit Facility also provides for letters of credit that may be used for general corporate purposes. Our aggregate borrowings and outstanding letters of credit under the Credit Facility may not, at any time, exceed the borrowing base. Interest on borrowings under the Credit Agreement accrues at variable interest rates, at our election, at either:

  (i)
  the prime rate plus a margin of 0.0% to 0.25% based on borrowing base utilization; or

  (ii)
  LIBOR plus a margin of 1.50% to 2.00% based on borrowing base utilization.

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Credit Agreement (Continued)

        In addition, an unused line fee of 0.5%, based on the percentage of borrowing base utilized, will accrue on the unused portion of the commitments under the Credit Facility. The Credit Facility requires us to comply with financial covenants that require us to maintain (1) a Current Ratio (defined as current assets plus unused availability under the Credit Agreement divided by current liabilities excluding any mark-to-market assets or liabilities that may occur due to the Company's hedging activities), determined at the end of each quarter, of not less than 1:1; and (2) a interest coverage ratio of trailing twelve month adjusted EBITDA to interest of not less than 3:1; and (3) a total funded debt to tangible net worth ratio of not more than 2:1. The Credit Facility contains additional representations, warranties, covenants, conditions and defaults customary for transactions of this type, including but not limited to: (i) limitations on liens and incurrence of debt covenants; (ii) limitations on investment covenants and (iii) limitations on reorganizations, recapitalizations, liquidations, dissolutions, mergers and other combination covenants. Any outstanding principal balance of the revolving loan, together with any unpaid fees and expenses relating thereto, will be due and payable no later than September 11, 2010. As of December 31, 2008, the Company was in compliance with its covenants under the Credit Facility.

        As of December 31, 2008, we had no outstanding borrowings under the Credit Agreement and we had $227,348 in commercial letters of credit outstanding, which is considered usage for purposes of calculating availability and commitment fees. The available borrowing base under the Credit Facility was reduced from $5.0 million to $3.0 million in November 2008. We capitalized $49,809 in deferred financing costs related to the institution of the Credit Facility, which is amortized on a straight line basis over the term of the Credit Facility. Subsequent to December 31, 2008, we have not borrowed against the Credit Agreement nor issued any additional letters of credit.

        Kodiak Oil & Gas (USA) Inc. ("Kodiak USA"), a wholly-owned subsidiary of Kodiak Oil & Gas Corporation (the "Company"), entered into an ISDA Master Agreement (the "Agreement"), dated September 30, 2008, with Bank of the West, under which the Company may enter into hedging transactions designed to protect against changes in interest rates, currency exchange rates, and fluctuations in the price of oil, gas, hydrocarbons or other commodities. Kodiak USA's obligations under the Agreement are secured by a Mortgage, Security Agreement, Assignment, Financing Statement and Fixture Filing dated as of September 11, 2008. The Company is a guarantor of Kodiak USA's obligations under the Agreement and the Agreement is cross-defaulted with Kodiak USA's revolving credit facility with Bank of the West. No hedging transactions have been entered into through March 11, 2009.

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Benefit Plans

401(k) Plan

        In 2008 the Company established a 401(k) plan for the benefit of its employees. Eligible employees may make voluntary contributions not exceeding statutory limitations to the plan. The Company matches 100% of employee contributions up to 3% of the employee's salary and 50% of an additional 2% of employee contributions. Employees are vested 100% for all contributions upon participation. The matching contribution recorded in 2008 was $74,696.

Other Company Benefits

        The Company provides a health, dental, vision, life, and disability insurance benefit to all regular full-time employees paid to a maximum of $500 per month per employee.

Note 10—Income Taxes

        The Company has available a cumulative net operating loss of approximately $79.1 million that may be carried forward to reduce taxable income in future years. They will begin to expire in 2009.

        Significant components of the Company's future tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	2008	2007	2006
Future income tax assets:
Net tax losses carried forward	$27,694,637	$13,315,114	$3,943,586
Stock-based compensation	2,951,654	1,792,234	956,773
Exploration and development expenses	6,119,821	1,267,766	(1,789,320)
Other	(317,416)	(298,716)	92,262

	36,448,696	16,076,398	3,203,301
Valuation allowance for future income tax assets	$(36,448,696)	$(16,076,398)	$(3,203,301)

Future income tax asset, net	$—	$—	$—

        A reconciliation of the provision (benefit) for income taxes computed at the statutory rate:

	2008	2007	2006
Federal	35.0%	35.0%	35.0%
State	2.1%	2.8%	4.5%
Other	(1.0)%	0.0%	(0.3)%
Valuation Allowance	(36.1)%	(37.8)%	(39.2)%

Net	0.0%	0.0%	0.0%

        The components of income taxes related to Canadian operations were not significant to the net tax assets or rate reconciliation.

        The Company adopted the provisions of Financial Accounting Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB Statement

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Income Taxes (Continued)

No. 109, "Accounting for Income Taxes", on January 1, 2007. The interpretation clarifies the accounting for uncertainty in income taxes recognized in our financial statements and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 resulted in no impact to our consolidated financial statements and we have no unrecognized tax benefits that would impact our effective rate.

Note 11—Differences Between Canadian and United States Accounting Principles

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

Note 12—Quarterly Financial Information (Unaudited):

        The Company's quarterly financial information for fiscal 2008 and 2007 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2008
Total revenue	$1,961,537	$2,000,690	$1,782,351	$1,220,212
Revenue from oil and gas operations	1,878,171	1,963,806	1,743,884	1,182,742
Gross profit (loss)(a)	(202,079)	(105,589)	(332,736)	(341,649)
Net loss	(2,632,036)	(1,898,441)	(17,959,649)	(34,007,938)
Basic and diluted net loss per share	$(.03)	$(.02)	$(0.20)	$(0.37)
Year Ended December 31, 2007
Total revenue	$2,140,527	$2,324,130	$2,505,998	$2,349,722
Revenue from oil and gas operations	1,576,817	1,869,602	2,200,249	2,170,681
Gross profit(a)	146,796	536,837	(297,002)	466,369
Net loss	(14,454,833)	(449,246)	(21,984,875)	(1,296,936)
Basic and diluted net loss per share	$(.17)	$(.01)	$(0.25)	$(0.02)

(a)
Excludes interest revenue, asset impairment expense, and general and administrative expense, and (gain) on currency exchange

Supplemental Oil and Gas Reserve Information (Unaudited)

        The following reserve quantity and future net cash flow information for 2008 was prepared by Netherland, Sewell & Associates, Inc. ("Netherland"), independent petroleum engineers. The 2007 information was prepared by the Company and audited by Netherland. The information for 2006 was prepared by Netherland and for 2005 was prepared by Sproule and Associates.

        The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established proved

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Oil and Gas Reserve Information (Unaudited) (Continued)

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

        The following table sets forth information for the years ended December 31, 2008, 2007 and 2006 with respect to changes in the Company's proved (i.e. proved developed and undeveloped) reserves:

	Crude Oil (Bbls)	Natural Gas (Mcf)
December 31, 2005	521,709	2,835,216
Revisions of previous estimates	(156,246)	(1,990,509)
Purchase of reserves	—	—
Extensions, discoveries, and other additions	230,422	1,674,003
Sale of reserves	—	—
Production	(62,983)	(116,277)

December 31, 2006	532,902	2,402,433
Revisions of previous estimates	7,128	(1,089,893)
Purchase of reserves	—	—
Extensions, discoveries, and other additions	495,954	1,616,247
Sale of reserves	—	—
Production	(103,953)	(232,635)

December 31, 2007	932,031	2,696,152
Revisions of previous estimates	(443,563)	(556,350)
Purchase of reserves	—	—
Extensions, discoveries, and other additions	39	19,582
Sale of reserves	(80,467)	(731,539)
Production	(63,595)	(209,835)

December 31, 2008	344,445	1,218,010

Proved Developed Reserves, included above:
Balance, December 31, 2006	493,300	2,399,400

Balance, December 31, 2007	623,950	2,455,661

Balance, December 31, 2008	344,445	1,218,010

        As of December 31, 2008, we had estimated proved reserves of 1.2 billion cubic feet ("BCF") of natural gas and 344 thousand barrels ("MBbls") of oil with a present value discounted at 10% of $5.3 million. Our reserves are 100% proved developed and are comprised of 37% natural gas and 63%

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Oil and Gas Reserve Information (Unaudited) (Continued)

crude oil on an energy equivalent basis. Our December 31, 2008 natural gas reserves reflect a downward revision of the December 31, 2007 reserves of 5 BCF. Such downward revision of our reserves is primarily associated with our decision to remove our proved undeveloped reserves (PUD) and the decline in crude oil and natural gas prices used to determine year end reserves from 2007 to 2008.

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

        The following values for the 2008 oil and gas reserves are based on the December 31, 2008 natural gas price of $4.49 per MMBtu (Questar Rocky Mountains price) or $5.88 per MMBtu (Northern Ventura price) and crude oil price of $41.00 per barrel (West Texas Intermediate price). The values for the 2007 reserves are based on the December 31, 2007 natural gas price of $6.04 per MMBtu (Questar Rocky Mountains price) or $6.75 per MMBtu (Northern Ventura price) and crude oil price of $92.50 per barrel (West Texas Intermediate price). All prices are adjusted for transportation, quality and basis differentials.

        As of December 31, 2008, based on our net oil and gas prices of $24.09 per barrel of crude oil and $3.76 per Mcf of natural gas, the value of Kodiak's proved reserves as calculated under SEC guidelines did not support the costs included in the full cost pool. Due to lower commodity prices and timing of projected drilling, the Company removed all previously recorded proved undeveloped locations (PUD) in 2008. Our December 31, 2008, reserves reflect a downward revision of the December 31, 2007, reserves of 833.8 BOE, primarily related to a change in commodity prices, and removal of our previously recorded proved undeveloped locations (PUD). In determining the net change in prices and production costs for 2008, we classified the removal of our proved undeveloped reserves (PUD) as a quantity revision.

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Oil and Gas Reserve Information (Unaudited) (Continued)

        The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in SFAS No. 69:

	Year Ended December 31,
	2008	2007	2006
Future oil and gas sales	$12,881,600	$95,071,835	$37,634,700
Future production costs	(5,449,600)	(22,127,559)	(8,920,900)
Future development costs	(218,800)	(10,669,553)	(2,492,500)
Future net cash flows	7,213,200	62,274,723	26,221,300
10% annual discount	(1,885,100)	(26,080,552)	(6,631,500)

Standardized measure of discounted future net cash flows	$5,328,100	$36,194,171	$19,589,800

        The principle sources of change in the standardized measure of discounted future net cash flows are:

	Year ended December 31,
	2008	2007	2006
Balance at beginning of period	$36,194,171	$19,589,800	$14,202,806
Sales of oil and gas, net	(3,190,023)	(6,059,632)	(3,194,424)
Net change in prices and production costs	(27,083,680)	10,126,811	(4,965,063)
Net change in future development costs	5,666,286	(8,068,070)	630,351
Extensions and discoveries	289,066	15,524,174	11,720,816
Sale of reserves	(2,029,543)	—	—
Revisions of previous quantity estimates	(12,231,173)	(5,356,105)	(7,798,876)
Previously estimated development costs incurred	3,094,691	8,742,935	2,187,500
Net change in income taxes	—	—	3,954,218
Accretion of discount	4,546,617	1,537,322	2,107,952
Other	71,688	156,936	744,520

Balance at end of period	$5,328,100	$36,194,171	$19,589,800

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

        Based upon their evaluation of the Company's disclosure controls and procedures, the CEO and the CFO concluded that the disclosure controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

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

Management's Report on Internal Control over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records which in reasonable detail accurately and fairly reflect the transactions and dispositions of the company's assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

        Management (with the participation of the principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of the company's internal control over financial reporting as of December 31, 2008 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company's internal control over financial reporting was effective as of December 31, 2008. Hein & Associates LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued an attestation report on the effectiveness of internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

        The attestation report required under this Item 9A is set forth below under the caption "Report of Independent Registered Public Accounting Firm."

Changes in Internal Control Over Financial Reporting

        There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Kodiak Oil & Gas Corp.

        We have audited Kodiak Oil & Gas Corp.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kodiak Oil & Gas Corp.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Kodiak Oil & Gas Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kodiak Oil & Gas Corp. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 10, 2009 expressed an unqualified opinion.

/s/ HEIN & ASSOCIATES LLP

Denver, Colorado
March 10, 2009

ITEM 9B.    OTHER INFORMATION

        Not applicable.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information responsive to Items 401, 405, 406 and 407 of Regulation S-K to be included in our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders, to be filed within 120 days of December 31, 2008, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "2009 Proxy Statement"), is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information responsive to Items 402 and 407 of Regulation S-K to be included in our 2009 Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information responsive to Items 201(d) and 403 of Regulation S-K to be included in our 2009 Proxy Statement is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information responsive to Items 404 and 407 of Regulation S-K to be included in our 2009 Proxy Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information responsive to Item 9(e) of Schedule 14A to be included in our 2009 Proxy Statement is incorporated herein by reference.

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

  None.

  3.
  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

    Kodiak Oil & Gas Corp. Incentive Stock Option Plan identified in the exhibit list below.

    Kodiak Oil & Gas Corp. 2007 Stock Incentive Plan identified in the exhibit list below.

    Executive Employment Agreement effective January 1, 2008 between Kodiak Oil & Gas Corp. and Lynn A. Peterson identified in the exhibit list below.

    Executive Employment Agreement effective January 1, 2008 between Kodiak Oil & Gas Corp. and Lynn A. Peterson (subsequently amended) identified in the exhibit list below.

    Executive Employment Agreement effective January 1, 2008 between Kodiak Oil & Gas Corp. and James E. Catlin identified in the exhibit list below.

    Executive Employment Agreement effective January 1, 2008 between Kodiak Oil & Gas Corp. and James E. Catlin (subsequently amended) identified in the exhibit list below.

    Employment Agreement effective December 1, 2008 between Kodiak Oil & Gas Corp. and Keith Doss identified in the exhibit list below.

    Executive Employment Agreement effective January 1, 2008 between Kodiak Oil & Gas Corp. and James P. Henderson identified in the exhibit list below.

  (b)
  Exhibits

Exhibit Number		Description
3.1	(1)	Certificate of Continuance of Kodiak Oil & Gas Corp., dated September 20, 2001
3.2	(1)	Articles of Continuation of Kodiak Oil & Gas Corp.
3.3	(2)	Amended and Restated By-Law No. 1 of the Company
4.1	(1)	Kodiak Oil & Gas Corp. Incentive Stock Option Plan
4.2	(3)	Kodiak Oil & Gas Corp. 2007 Stock Incentive Plan

Exhibit Number		Description
4.3	(4)	Form of Incentive Stock Option Agreement for 2007 Stock Incentive Plan
4.4	(4)	Form of Employee Non-incentive Stock Option Agreement for 2007 Stock Incentive Plan
4.5	(4)	Form of Directors' Non-incentive Stock Option Agreement for 2007 Stock Incentive Plan
4.6	(4)	Form of Restricted Stock Award Agreement for 2007 Stock Incentive Plan
4.7	(5)	Form of Non-Incentive Performance-Based Stock Option Agreement
10.1	(6)	Fourth Amendment to Lease, dated February 14, 2007, between Transwestern Broadreach WTC, LLC and Kodiak Oil & Gas (USA) Inc.
10.2	(7)	Fifth Amendment to Lease, dated May 31, 2007 between Transwestern Broadreach WTC, LLC and Kodiak Oil & Gas (USA) Inc.
10.3	(8)	Executive Employment Agreement effective January 1, 2008 between Kodiak Oil & Gas Corp. and Lynn A. Peterson
10.4	(9)	Executive Employment Agreement effective January 1, 2008 between Kodiak Oil & Gas Corp. and Lynn A. Peterson (subsequently amended by Exhibit 10.3)
10.5	(8)	Executive Employment Agreement effective January 1, 2008 between Kodiak Oil & Gas Corp. and James E. Catlin
10.6	(9)	Executive Employment Agreement effective January 1, 2008 between Kodiak Oil & Gas Corp. and James E. Catlin (subsequently amended by Exhibit 10.5)
10.7	(8)	Employment Agreement effective December 1, 2008 between Kodiak Oil & Gas Corp. and Keith Doss
10.8	(9)	Executive Employment Agreement effective January 1, 2008 between Kodiak Oil & Gas Corp. and James P. Henderson
10.9	(10)	Credit Agreement between Kodiak Oil & Gas (USA) Inc. and Bank of the West, dated as of September 11, 2008
10.10	(10)	ISDA Master Agreement between Kodiak Oil & Gas (USA) Inc. and Bank of the West, dated as of September 30, 2008
14.1	(11)	Code of Business Conduct and Ethics
21.1	(12)	Subsidiaries of the Registrant
23.1		Consent of Hein & Associates LLP
23.2		Consent of Netherland Sewell & Associates, Inc.
23.3		Consent of Sproule Associates Inc.
31.1		Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2		Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)
Incorporated by reference to the Registrant's Registration Statement on Form 20-F (SEC File No. 000-51635), filed on November 23, 2005.

(2)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (SEC File No. 001-32920), filed on May 8, 2008.

(3)
Incorporated by reference to the Registrant's Schedule 14A Definitive Proxy Statement (SEC File No. 001-32920), filed on April 27, 2007.

(4)
Incorporated by Reference to the Registrant's 2007 Stock Incentive Plan on Form S-8 (SEC File No. 333-144878), filed on July 26, 2007.

(5)
Incorporated by reference to the Registrant's Current Report on Form 8-K (SEC File No. 001-32920), filed on March 19, 2008.

(6)
Incorporated by reference to the Registrant's Annual Report on Form 10-K (SEC File No. 001-32920), filed on March 27, 2007.

(7)
Incorporated by reference to the Registrant's Annual Report on Form 10-K (SEC File No. 001-32920), filed on March 14, 2008.

(8)
Incorporated by reference to the Registrant's Current Report on Form 8-K (SEC File No. 001-32920), filed on December 30, 2008.

(9)
Incorporated by reference to the Registrant's Current Report on Form 8-K (SEC File No. 001-32920), filed on January 9, 2008.

(10)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (SEC File No. 001-32920), filed on November 6, 2008.

(11)
Incorporated by reference to the Registrant's Annual Report on Form 20-F for the Fiscal Year Ended December 31, 2005 (SEC File No. 000-51635), filed on May 2, 2006.

(12)
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

KODIAK OIL & GAS CORP. (Registrant)
Date: March 11, 2009	By:	/s/ LYNN A. PETERSON Lynn A. Peterson President and Chief Executive Officer (principal executive officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ LYNN A. PETERSON Lynn A. Peterson	President and Chief Executive Officer (principal executive officer)	March 11, 2009
By:	/s/ JAMES E. CATLIN James E. Catlin	Vice President and Chief Operations Officer	March 11, 2009
By:	/s/ KEITH DOSS Keith Doss	Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)	March 11, 2009
By:	/s/ HERRICK K. LIDSTONE, JR. Herrick K. Lidstone, Jr.	Director	March 11, 2009
By:	/s/ RODNEY D. KNUTSON Rodney D. Knutson	Director	March 11, 2009
By:	/s/ DON MCDONALD Don McDonald	Director	March 11, 2009