Form 10-K/A
period 2008-12-31
Kodiak Oil & Gas Corp
filed 2009-04-30
CIK 1322866

Use these links to rapidly review the document
KODIAK OIL & GAS CORP. FORM 10-K TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K/A
Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
Commission file number: 001-32920

(Exact name of registrant as specified in its charter)

Yukon Territory (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)
1625 Broadway, Suite 250 Denver, Colorado 80202 (Address of principal executive offices)	(303) 592-8075 (Registrant's telephone number, including area code)

         Securities pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock	NYSE Amex LLC

         Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
N/A

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

         The number of shares of the registrant's Common Stock outstanding as of March 11, 2009, was 95,129,431.

DOCUMENTS INCORPORATED BY REFERENCE

None.

KODIAK OIL & GAS CORP.
FORM 10-K

i

EXPLANATORY NOTE

        This Amendment No. 1 to the Annual Report on Form 10-K of Kodiak Oil & Gas Corp. ("Kodiak", "we", "our", "us", or the "Company") for the year ended December 31, 2008, which was originally filed with the U.S. Securities and Exchange Commission ("SEC") on March 12, 2009, is being filed to include responses to the items required by Part III. Additionally, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has filed the certifications required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Except as specifically provided otherwise herein, this Amendment No. 1 does not reflect events occurring after March 12, 2009, the date of the filing of our original Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The following table sets forth certain information with respect to our current executive officers and directors. The term for each director expires at our next annual general meeting or until their successor is elected and has qualified. The ages of the directors and executive officers are shown as of December 31, 2008.

Name and Municipality of Residence	Position and Office Held	Director/Officer Since	Age
Executive Officers
Lynn A. Peterson—Denver, Colorado	Director, President & CEO	November 2001	55
James E. Catlin—Denver, Colorado	Chairman, Executive V.P. & COO	February 2001	62
James K. Doss—Denver, Colorado(1)	CFO, Secretary & Treasurer	May 2008	49
Directors
Rodney D. Knutson(2)(3)—Aspen, Colorado	Director	March 2001	67
Herrick K. Lidstone, Jr.(2)(3)—Centennial, Colorado	Director	March 2006	59
Don A. McDonald(2)(3)—Denver, Colorado	Director	June 2006	47

(1)
Mr. Doss joined the Company on May 27, 2008.

(2)
Member of the Compensation and Nominating Committee of the Board.

(3)
Member of the Audit Committee of the Board.

        The following is a brief description of the employment background of the Company's directors and executive officers:

        Lynn A. Peterson has served as a director of the Company since November 2001, and President and Chief Executive Officer since July 2002. Mr. Peterson has over 25 years of industry experience. Mr. Peterson was an owner of CP Resources, LLC, an independent oil and natural gas company from 1986 to 2001. Mr. Peterson served as Treasurer of Deca Energy from 1981 to 1986. Mr. Peterson was employed by Ernst and Whinney as a certified public accountant prior to this time. He received a Bachelor of Science in Accounting from the University of Northern Colorado in 1975. Mr. Peterson's business address is 1625 Broadway, Suite 250, Denver, Colorado 80202.

        James E. Catlin has served as a director of the Company since February 2001, Chairman since July 2002, Chief Operating Officer since June 2006, Secretary from July 2002 until May 2008, and Executive Vice President since May 2008. Mr. Catlin has over 30 years of geologic experience, primarily in the Rocky Mountain Region. Mr. Catlin was an owner of CP Resources LLC, an independent oil and natural gas company from 1986 to 2001. Mr. Catlin was a founder and Vice-President of Deca Energy from 1980 to 1986 and worked as a district geologist for Petroleum Inc. and Fuelco prior to this time. He received a Bachelor of Arts and a Masters degree in Geology from the University of Northern Illinois in 1973. Mr. Catlin's business address is 1625 Broadway, Suite 250, Denver, Colorado 80202.

        James K. Doss joined the Company in May 2008 as Secretary, Treasurer and Chief Financial Officer. Before joining Kodiak, Mr. Doss served as the controller of Gasco Energy, Inc., an independent oil and gas company focused on development of large natural gas deposits in the Rocky Mountains, from April of 2007 until his appointment as an officer of Kodiak. From January of 2006 to April of 2007, Mr. Doss was manager of revenue accounting at Western Gas Resources, Inc., an independent natural gas explorer, producer, gatherer, processor, transporter and energy marketer. From

June of 2003 to December of 2005, Mr. Doss served as the controller for the Southern Ute Indian Tribe's business group, The Growth Fund. Additionally, from January of 2005 to December of 2005, Mr. Doss served as the director of gas marketing for Red Cedar Gathering Company, a natural gas gathering and treatment system owned in a joint venture by the Southern Ute Indian Tribe and Kinder Morgan Inc. Mr. Doss' business address is 1625 Broadway, Suite 250, Denver, Colorado 80202.

        Rodney D. Knutson has served as a director of the Company since March 2001. Currently, he is a self-employed attorney in Aspen, Colorado. Prior to this, he had over ten years of private law practice in Denver, Colorado and over 30 years experience working with oil, gas and mining companies. Mr. Knutson has a Bachelor of Electrical Engineering (1965) from the University of Minnesota and a Juris Doctor (1972) from the University of Denver. Mr. Knutson is a former president of the Rocky Mountain Mineral Law Foundation. Mr. Knutson's business address is 1625 Broadway, Suite 250, Denver, Colorado 80202.

        Herrick K. Lidstone, Jr. has served as a director of the Company since March 2006. Mr. Lidstone is an attorney at law in Greenwood Village, Colorado, and is currently with Burns, Figa & Will, P.C., where he practices in corporate and securities law, dealing frequently with mergers and acquisitions, finance transactions, and private and public securities offerings. Mr. Lidstone serves on the Securities Board for the Department of Regulatory Agencies in Colorado. He has been Adjunct Professor of Law at the University of Denver and has taught continuing education courses for the National Business Institute and other CLE providers. He has numerous legal publications and presentations to his credit. Mr. Lidstone received a Bachelor of Arts from Cornell University in 1971 and a Juris Doctor from the University of Colorado School of Law in 1978. Mr. Lidstone's business address is Suite 1000, 6400 South Fiddler's Green Circle, Greenwood Village, Colorado 80111.

        Don A. McDonald has served as a director of the Company since June 2006. He is a certified public accountant who serves as an associate with Houston-based Albrecht & Associates, a leading oil and natural gas divestiture firm. Prior to joining Albrecht in 2006, he helped establish the energy lending division for Bank of the West in Denver. Mr. McDonald holds a Master of Science in Accounting from the University of Colorado and a Bachelor of Business Administration in Finance from the University of Iowa. During a 20-year career as a senior financial officer in several regional and super regional financial institutions, Mr. McDonald specialized in energy lending, with expertise in financial areas of accounting systems, controller-side stewardship, and debt structuring. Mr. McDonald's business address is Suite 220, 1625 Broadway, Denver, Colorado 80202.

Audit Committee and Audit Committee Financial Expert

        The Audit Committee was established by the Board in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to oversee the Company's corporate accounting and financial reporting processes and audits of its financial statements. The current members of our Audit Committee are Messrs. McDonald, Lidstone and Knutson. Mr. McDonald is chairman of the Audit Committee. The Board has determined that all current members of the Audit Committee are "financially literate" as interpreted by the Board in its business judgment. Mr. McDonald further qualifies as an audit committee financial expert, as defined in the applicable rules of the U.S. Securities and Exchange Commission ("SEC").

        We have established an Audit Committee Charter that deals with the establishment of the Audit Committee and sets out its duties and responsibilities. The Audit Committee reviews and reassesses the adequacy of the Audit Committee Charter on an annual basis. The Audit Committee Charter is available on our Company website at http://www.kodiakog.com. Further information on our Audit Committee and related matters, including the Report of our Board on Audited Financial Statements, is located below under Item 14.

Code of Business Conduct and Ethics

        The Company has adopted a code of ethics that is applicable to its principal executive officer and principal financial and accounting officer, as well as to all other employees of the Company, and has posted such code on the Company's website at http://www.kodiakog.com/corporate-governance/codeofethics.html.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires the Company's officers and directors and persons who own more than 10% of a registered class of the Company's equity securities ("10% Stockholders"), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and 10% Stockholders are required to furnish the Company with copies of all Forms 3, 4 and 5 they file.

        Based solely on a review of the reports furnished to the Company, or written representations from reporting persons that all reportable transaction were reported, the Company believes that during the fiscal year ended December 31, 2008 and for the prior fiscal years, the Company's officers, directors and 10% Stockholders timely filed all reports they were required to file under Section 16(a), except that one amended report relating to one transaction was not timely filed by Mr. Peterson and one amended report relating to one transaction was not timely filed by Mr. Catlin.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

        This Compensation Discussion and Analysis discusses and analyzes our executive compensation program with respect to our Named Executive Officers ("NEO" or "NEOs") listed in the summary compensation table below: Chief Executive Officer Lynn Peterson; Chief Operating Officer James Catlin; Chief Financial Officer James Doss; and former Chief Financial Officer James Henderson.

        The structure of our executive compensation program is designed to compensate executives appropriately and fairly and to drive superior performance through our incentive-based compensation program so that our executives' interests are aligned with our shareholders' interests. A large proportion of total direct NEO compensation is "at risk". "At risk" means that the amount of short-term cash bonuses, and the value and amount of stock options, awarded to the NEOs will be limited, and may be nil, unless the Compensation and Nominating Committee ("Compensation Committee") determines that individual performance warrants otherwise and certain Company performance goals are achieved, and, in the case of stock option awards, our stock price appreciates. Executive compensation is designed to be reflective of the business challenges facing the Company and scaled to the industry. The Compensation Committee believes that each NEO's overall compensation should be competitive with similar oil and gas companies after taking into account the officer's individual performance.

Objectives of our Executive Compensation Program

        The principle objectives that guide the Compensation Committee in its deliberations regarding executive compensation matters include:

  •
  attracting and retaining highly qualified executives who share our Company values and commitment by designing the total compensation package to be entrepreneurial, fair and competitive;

  •
  providing executives with a base salary, bonus and equity-based compensation that are competitive in the industry and contractual terms that offer them reasonable security; and

  •
  motivating executives to provide excellent leadership and achieve Company goals by linking short-term and long-term incentives to the achievement of business objectives, thereby aligning the interests of executives and stockholders.

The Role of the Compensation Committee, Management and Consultants

        Our Compensation Committee determines and approves the compensation for our NEOs after receiving input from Mr. Peterson and Mr. Catlin. Mr. Doss does not have a role in determining executive compensation. During 2007, the Compensation Committee engaged an outside consultant, Denver Management Advisors, Inc. to review peer group companies and assist the Compensation Committee with the collection and analysis of executive compensation data related to such peer group companies. The peer group companies consisted of Abraxas Petroleum Corp/NV, Barnwell Industries, Callon Petroleum Co/DE, Carrizo Oil & Gas Inc., Crimson Exploration Inc., Delta Petroleum Corp., Double Eagle Petroleum Co., Edge Petroleum Corp., McMoran Exploration Co., NGAS Resources Inc., Parallel Petroleum Corp., Petroquest Energy Inc., PrimeEnergy Corp., Quest Resource Corp. and Vaalco Energy Inc. Among other things, the Compensation Committee consulted Denver Management Advisors, Inc. and peer group information when establishing the employment contracts for Mr. Peterson and Mr. Catlin. Although the Compensation Committee utilized the survey data provided by Denver Management Advisors, Inc. to inform the Compensation Committee's decision making process generally with respect to the determination of the various components of compensation, the Compensation Committee did not target any particular benchmarks. The Compensation Committee did not engage consultants or review new peer group data during 2008, but the 2007 report of Denver Management Advisors, Inc. was available to the Compensation Committee when making decisions regarding compensation levels for 2008.

How the Elements of our Executive Compensation Program were Selected

        The Compensation Committee conducts an annual review of the Company's executive compensation to ensure that it is structured to satisfy our corporate objectives. The Compensation Committee considers how each component of compensation motivates executives to help the Company achieve its general business objectives and how it promotes retention of executives who share the Company's values. Our compensation structure is designed to promote initiative, resourcefulness and teamwork by key employees whose performance and responsibilities directly affect our results of operations. In determining the compensation of our NEOs, the Compensation Committee utilizes both fixed compensation (salary and benefits) and variable performance-based compensation (cash bonuses and equity compensation) to achieve a balanced program that the Compensation Committee believes is competitive and fair.

        Total compensation for each NEO is established primarily based on the Compensation Committee's view of the skills and experience that each such employee brings to our Company, the individual's seniority within the Company, the Compensation Committee's expectations for performance for that individual during the course of the year, the performance of the Company and peer group data. Given the Company's relatively short operating history, the Company has not formalized objective measures to evaluate the individual performance of each executive officer. Thus, with respect to the evaluation of individual NEO performance, the Compensation Committee subjectively evaluates each individual's expected and actual contribution to the Company in light of the Company's overall performance. With respect to evaluation of the Company's performance, the Company has established objective performance measures with respect to stock option awards and subjective measures with respect to cash bonus awards, as discussed in more detail below.

        The primary elements of our compensation mix are base salary and benefits, short-term cash incentive bonus, long-term equity-based compensation and termination/change of control benefits.

  •
  Base salary levels, as provided for in our NEOs' employment agreements, and benefits are service-based and are paid out on a short-term or current basis. These are the elements of the Company's executive compensation program where the value of the benefit in any given year is not dependent on performance (although base salary and benefits determined by reference to base salary may increase from year to year depending on performance, among other things). No salary increases were provided to NEOs as a result of 2008 performance or subsequently.

  •
  Annual incentive bonuses and long-term equity-based incentives are intended to motivate executives to achieve specific performance objectives. Annual incentives bonuses and long-term equity-based incentives are intended to motivate executives to achieve superior performance by linking such aspects of compensation to the Company's operating and financial performance and to stockholder gain.

  •
  Termination/Change of control benefits are intended to compensate the NEOs in the event of certain terminations and in the event of a takeover or other change of control. As discussed in more detail below, we provide these change of control benefits, in part, because we want executives to focus on the Company's business and enhancing stockholder value without undue concern about any possible loss of their job.

        We believe that this mix of short-term and longer-term compensation will assist us in achieving our dual goals of retaining our existing executive officers and, when necessary, attracting highly qualified executives with an entrepreneurial spirit and providing meaningful performance incentives for those executives.

Employment Agreements

        The Company has employment agreements in place with each of its NEOs. Such employment agreements contain provisions related to base salary, bonus, equity-based compensation and termination and change of control benefits.

Employment Agreements with Lynn Peterson and James Catlin

        The employment agreements for Lynn Peterson and James Catlin each provide for a three-year term commencing January 1, 2008 and automatically renew for successive one-year terms unless either party gives notice otherwise. The agreements provide for an annual salary of $350,000 and further provide that Mr. Peterson and Mr. Catlin are eligible for a cash bonus to be determined by the Compensation Committee. Additionally, they are eligible to participate in all equity-based compensation plans offered by the Company and as determined by the Compensation Committee. The employment agreements provide that the cash bonus and equity-based compensation may be based on the achievement of certain performance goals for each individual and the Company, as set by the Compensation Committee. To date, the Compensation Committee has established objective performance conditions only with respect to stock options awards, but not with respect to cash incentive bonuses. As a result, until objective performance goals are established with respect to cash bonuses, any cash bonuses awarded to Mr. Peterson and Mr. Catlin will be wholly at the discretion of the Compensation Committee.

Employment Agreement with James Doss

        James Doss' employment agreement provides for a term through December 31, 2009 and will automatically renew for successive one-year terms unless Mr. Doss or the Company give notice otherwise. Mr. Doss' agreement provides for an annual salary of $145,000 and eligibility for a discretionary cash bonus in an amount determined by the Company based on the Company's performance, Mr. Doss' performance and satisfaction of goals that may be established by the Company. Additionally, Mr. Doss is eligible to participate in all equity-based compensation plans offered by the Company.

2008 Executive Compensation

Base Pay

        Salary for each of our NEOs is governed by the NEO's respective employment agreement with the Company, as discussed in more detail above under the heading "Employment Agreements." When the Compensation Committee initially established the salary levels of our NEOs as provided for in their respective employment agreements, the Compensation Committee assessed each executive's duties and scope of responsibilities, experience and background, the market demand for the individual's skills, the individual's influence on long-term Company strategies and success, the Company's financial and operating results and his individual performance and expected future contributions to the Company. The Compensation Committee received candid and direct input from Mr. Peterson and Mr. Catlin and information from Denver Management Advisors Inc. No salary increases were provided to NEOs as a result of 2008 performance or subsequently.

Performance-Based Annual Cash Bonus

        The Compensation Committee may grant annual cash incentive bonuses as a reward for achievement of individual objectives and the Company's general business objectives. Any grant of annual incentive bonuses is currently discretionary and is made in furtherance of our compensation objectives. The Compensation Committee determines bonus amounts based on the Company's financial and operational performance, as well as the performance of the individual executive officer. The Company has not formalized objective measures to evaluate the individual and Company performance in respect of cash bonus awards for each NEO or to determine their respective levels of compensation. Thus, the determination by the Compensation Committee with respect to bonus awards are based on the Compensation Committee's subjective judgment of the individual's performance, supplemented by the Compensation Committee's subjective view of the Company's performance during the respective year. After completing its review, the Compensation Committee ultimately determined that corporate performance during 2008 did not warrant the award of short-term cash incentive bonuses to the NEOs for the 2008 fiscal year.

Long-Term Equity-Based Incentive Awards

        An important element of our executive compensation program is our long-term equity-based incentive awards, which link executive pay to stockholder value. Our long-term equity incentives are primarily intended to align our NEOs' long-term interests with stockholders' long-term interests, although we believe that by promoting stock ownership by our executives, they also play a role in helping us to attract and retain top-performing executives who fit a team-oriented and performance-driven culture.

Stock Options

        The Company grants long-term annual incentive awards to the NEOs in the form of stock options with an exercise price that is equal to the fair market value of our common stock on the grant date. As a result, the NEOs will only realize value on their stock options if our stockholders realize value on their shares. The Compensation Committee believes that the grant of annual stock options is preferable to other types of possible annual equity-based awards, such as stock awards, because of the tax and financial accounting impact on the Company and the tax impact on the NEO.

        The Compensation Committee issues annual stock option awards in order to provide incentives to our executives to increase stockholder value. In 2008, Mr. Peterson's and Mr. Catlin's equity-based compensation comprised approximately 72% of his respective total compensation. Mr. Doss' equity-based compensation comprised approximately 51% of his total compensation in 2008. The amount of stock options granted to the NEOs was contingent on the Compensation Committee's subjective determination of the following factors:

  •
  the individual's contribution to the success of the Company's financial and operating performance; and

  •
  the individual's performance of his or her job responsibilities.

        A.    2008 Stock Option Grants

        During and prior to the 2007 fiscal year, the vesting of such stock option grants was subject only to time-based conditions. However, beginning in 2008, the Compensation Committee began basing the vesting of annual stock option grants on performance-based measurements, rather than time-based measurements alone. Specifically, for the awards granted in 2008 to Lynn Peterson and James Catlin of stock options to acquire 300,000 shares, and to James Henderson of stock options to acquire 150,000 shares, the vesting of such awards was contingent on the following objective financial and operating performance of the Company:

  •
  Net Worth.  Of the total stock options granted, 7.5% were to vest on March 20, 2009 if the Company achieved a goal of net worth of at least $81,952,039 as of December 31, 2008, whereas none of the stock options subject to the net worth condition were to vest if the Company achieved net worth of less than a threshold of $68,293,366. If the Company achieved net worth in an amount between $68,296,366 and $81,952,039, then a pro-rata amount of the stock options subject to this vesting condition were to vest based on the percentage of the net worth goal satisfied.

  •
  Income (Loss).  Of the total stock options granted, 11.25% were to vest on March 20, 2009 if the Company achieved a goal of net income of at least $0 as of December 31, 2008, whereas none of the stock options subject to the income/loss condition were to vest if the Company realized a net loss in an amount below a threshold of ($38,185,890). If the Company achieved net income/(loss) in an amount between ($38,185,890) and $0, then a pro-rata amount of the stock options subject to this vesting condition were to vest based on the percentage of the net income/(loss) goal satisfied.

  •
  Adjusted EBITDA.  Of the total stock options granted, 11.25% were to vest on March 20, 2009 if the Company achieved a goal of adjusted EBITDA (defined to mean net income before interest expense, income taxes, depreciation, depletion, amortization, impairment expense, non-cash expenses relating to share based payments recognized under FAS 123(R), pre-tax unrealized gains and losses on foreign currency and accretion of abandonment liability) of at least $3,216,678 as of December 31, 2008, whereas none of the stock options subject to the adjusted EBITDA condition were to vest if the Company achieved adjusted EBITDA of less than a threshold of $2,680,565. If the Company achieved adjusted EBITDA in an amount between $2,680,565 and $3,216,678, then a pro-rata amount of the stock options subject to this vesting condition were to vest based on the percentage of the adjusted EBITDA goal satisfied.

  •
  Oil and Gas Sales Volume.  Of the total stock options granted, 22.5% were to vest on March 20, 2009 if the Company achieved a goal of Oil and Gas Sales Volume (defined below) of at least 163,535 BOE as of December 31, 2008, whereas none of the of the stock options subject to the Oil and Gas Sales Volume condition were to vest if the Company achieved Oil and Gas Sales Volume in an amount less than a threshold of 136,279 BOE. If the Company achieved Oil and Gas Sales Volume in an amount between 136,279 BOE and 163,535 BOE, then a pro-rata amount of the stock options subject to this vesting condition were to vest based on the percentage of the Oil and Gas Sales Volume goal satisfied. "Oil and Gas Sales Volume" is the oil and gas volume expressed in BOE as disclosed in the Company's financials for the year ended December 31, 2008.

  •
  Proved Reserves.  Of the total stock options granted, 22.5% were to vest on March 20, 2009 if the Company achieved a goal of Proved Reserves (defined below) of more than 1,658 MBOE as of December 31, 2008, whereas none of the stock options subject to the Proved Reserves condition were to vest if the Company had Proved Reserves of less than a threshold of 1,381.3 MBOE. If the Company achieved Proved Reserves in an amount between 1,381.3 MBOE and 1,658 MBOE, then a pro-rata amount of the stock options subject to this vesting condition were to vest based on the percentage of Proved Reserves goal satisfied. "Proved Reserves" is the total oil and gas proved reserves expressed in MBOE.

  •
  Committee Discretion.  The Compensation Committee retained discretion to permit up to 25% of the total stock options granted to vest.

        Effective on the determinative date of March 20, 2009, the Compensation Committee determined that none of the foregoing performance-based conditions were satisfied in respect of the 2008 fiscal year, and the Compensation Committee declined to exercise its retained discretion to permit vesting of certain of the stock options. As a result, all of the stock options granted to Lynn Peterson and James Catlin in respect of the 2008 fiscal year expired in full unvested. James Henderson's performance-based stock options expired unvested in connection with the termination of his employment.

        B.    2009 Stock Option Grants

        In April of 2009, the Compensation Committee granted (1) Lynn Peterson performance-based stock options to acquire 500,000 shares, (2) James Catlin performance-based stock options to acquire 300,000 shares and (3) James Doss performance-based stock options to acquire 200,000 shares. The performance criterion and percent of options that may vest for each such performance criterion are the same as those used for the stock options granted to Messrs. Peterson, Catlin and Henderson in 2008 (as described above), except that each criterion has a different threshold and goal value, as follows:

	Threshold(1)	Goal(2)
Net Worth	$32,998,224	$39,597,869
Income (Loss)	$(56,498,064)	$0
Adjusted EBITDA(3)	$(1,237,829)	$3,216,678
Production—BOE (Bbl)	98,564	118,277
Reserves—BOE proved developed and undeveloped (MBbl)	547.4	656.9

    (1)
    In order for any stock options to vest in respect of each criterion, at least the threshold value must be achieved.

    (2)
    If this performance goal is achieved or exceeded, all of the options subject to vesting in this performance category will vest.

    (3)
    For Adjusted EBITDA achievements between the threshold value, inclusive, and the goal value, exclusive, the amount of options vested will be based on the amount of increase from the threshold value as compared to the sum of (i) the absolute value of the threshold amount added to (ii) the goal amount.

        Additionally, the Compensation Committee again retains discretion to permit up to 25% of the total stock options granted to Messrs. Peterson, Catlin and Doss to vest.

Restricted Stock

        In addition to an initial stock option grant, the Company grants restricted stock awards to new officers such that the officer has an immediate stake in the Company's stock price, thereby aligning the new officer's interests with those of the shareholders. Additionally, the restricted stock awards provide a long-term retention incentive for the vesting period. During 2008, in connection with the hiring of James Doss as the Company's Chief Financial Officer, the Company granted long-term incentive awards to Mr. Doss in the form of shares of restricted stock. Subject to the executive's continued employment with the Company, the shares of restricted stock vest ratably over three years.

Other Policies and Considerations

Internal Pay Equity

        Historically, the Compensation Committee has determined that the contributions of Messrs. Peterson and Catlin in their respective areas of responsibility were approximately equal. As a result, the Compensation Committee has historically determined to compensate them at equivalent levels. However, in April 2009, due to Mr. Peterson's extensive travel and marketing efforts in 2008 that have continued into 2009, as well as his involvement in the completion of the Company's August 2008 financing, the Compensation Committee determined to award Mr. Peterson performance-based stock options to acquire 500,000 shares, whereas Mr. Catlin was awarded performance-based stock options to acquire 300,000 shares. All other compensation of Mr. Peterson and Mr. Catlin remains equivalent.

        The difference in the compensation of Mr. Doss and the other executive officers is primarily due to the fact that Mr. Doss has a shorter tenure with the Company than do Mr. Peterson and Mr. Catlin and the fact that Mr. Doss has less executive level experience than do Mr. Peterson and Mr. Catlin. The Compensation Committee believes that the base salary levels for the NEOs, with the opportunity to earn market-level compensation through short-term and long-term incentive plans, are appropriate.

Termination/Change of Control Benefits

        As discussed above, the Company has employment agreements in place with each of its NEOs that include, among other things, provisions regarding termination/change of control benefits. The specific terms of these arrangements, as well as an estimate of the compensation that would have been payable had they been triggered as of fiscal year-end, are described in detail in the section below entitled "Potential Payments Upon Termination/Change of Control".

Retirement Benefits/Deferred Compensation Opportunities

        Effective January 1, 2008, the Company began providing retirement benefits to the NEOs, as well as to all employees of the Company under the terms of a qualified defined-contribution 401(k) retirement plan. Eligible employees may make voluntary contributions not exceeding statutory limitations to the plan. The Company matches 100% of employee contributions up to 3% of the employee's salary and 50% of an additional 2% of employee contributions. Employees are vested 100% for all contributions upon participation.

Health and Welfare Benefits

        We offer a standard range of health and welfare benefits to all of our employees, including our executive officers, which we believe support our overall attraction and retention objectives. These benefits include medical, prescription drug and dental coverage. Such benefits are a fixed component of compensation and do not discriminate in favor of our executive officers.

Perquisites, Personal Benefits and Other Benefits

        We believe that the total mix of compensation and benefits provided to our executives is competitive and perquisites should generally not play a large role in our executive officers' total compensation. As a result, we did not provide any perquisites to our executive officers during 2008. The Company has no nonqualified deferred compensation.

Stock Ownership Requirements and Hedging Prohibitions

        Stock ownership/retention guidelines have not been implemented by the Compensation Committee for our executive officers. We will continue to periodically review best practices and re-evaluate our position with respect to stock ownership/retention guidelines.

2008 Review Summary

        Following the 2008 review of executive compensation, the Compensation Committee determined that the elements of our executive compensation were reasonable.

Compensation Committee Report

        The Compensation Committee has reviewed and discussed with management the disclosures contained in this Compensation Discussion and Analysis. Based upon this review and discussion, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis section be included in the Company's 2008 Annual Report on Form 10-K.

Nominating and Compensation Committee of the Board Herrick K. Lidstone, Jr., Chairman Rodney D. Knutson Don A. McDonald

SUMMARY COMPENSATION TABLE

        A summary of the compensation paid to our NEOs for each of the 2006, 2007 and 2008 fiscal years is set forth below. Additional information on the components of the total compensation package, including a discussion of the proportion of each element to total compensation, is discussed in the Compensation Discussion and Analysis.

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)(3)(4)	Option Awards ($)(3)(4)(5)	All Other Compensation ($)		Total $
Lynn A. Peterson	2008	350,000	—		946,917	14,000	(8)	1,310,917
President & CEO(2)	2007	350,000	150,000		572,210			1,072,210
	2006	180,000	300,000		272,000			752,000
James E. Catlin	2008	350,000	—		946,917	14,000	(8)	1,310,917
Chairman & COO(2)	2007	350,000	150,000		572,210			1,072,210
	2006	180,000	300,000		272,000			752,000
James K. Doss	2008	86,924	—	17,153	78,907	4,993	(8)	187,977
Secretary, Treasurer & CFO(6)	2007
	2006
James P. Henderson(7)	2008	57,656	—	—	—	5,574	(9)	63,230
	2007	150,000	50,000	62,600	169,320			431,920

(1)
See Compensation Discussion and Analysis for a discussion of the material terms of each current NEO's employment agreement.

(2)
All compensation reflected in this table for Lynn Peterson and James Catlin was paid in connection with their respective services as officers and not in connection with their services as directors of the Company. The Company does not pay director compensation to directors who are also employees of the Company.

(3)
There were no forfeitures of stock options by the NEOs during the year, except that, in connection with his resignation, James Henderson forfeited stock options to purchase 405,000 shares and 20,000 shares of restricted stock.

(4)
The amounts shown in this column represent awards subject to our 2007 Stock Incentive Plan.

(5)
This column reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with FAS 123(R) and thus includes amounts from awards granted in and prior to 2008. Assumptions used in the calculation of this amount for fiscal years ended December 31, 2006, 2007 and 2008 are included in footnote 6 to the Company's audited financial statements for the fiscal year ended December 31, 2008, included in the Company's Annual Report on Form 10-K filed with the SEC on March 12, 2009.

(6)
Mr. Doss joined the Company on May 27, 2008.

(7)
Mr. Henderson resigned as the Company's Chief Financial Officer effective May 10, 2008.

(8)
The amounts shown represent the 401(k) matching contributions made by the Company to the NEOs.

(9)
Includes $3,125 of vacation time paid out to Mr. Henderson upon his resignation and $2,449 of 401(k) matching contributions by the Company.

FISCAL 2008 GRANTS OF PLAN-BASED AWARDS

        The following table provides information related to grants of plan-based awards to our NEOs during the 2008 fiscal year.

			Estimated Future Payouts Under Equity Incentive Plan Awards(1)
							All Other Stock Awards: # of Shares of Stock(1)		All Other Stock Awards: # of Securities Underlying Options(1)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock Award and Option Awards
Name	Grant Date	Date of Committee Approval	Threshold (#)	Target (#)	Maximum (#)
Lynn A. Peterson	3/13/08	3/13/08	0	300,000	300,000	(2)	—		—		2.20	268,341
James E. Catlin	3/13/08	3/13/08	0	300,000	300,000	(2)	—		—		2.20	268,341
James K. Doss	5/27/08	5/01/08	—	—	—		24,000	(4)	180,000	(5)	3.59	499,634
James P. Henderson	3/13/08	3/13/08	0	150,000	150,000	(3)	—		—		2.20	134,170

(1)
The amounts shown in this column represent awards under our 2007 Stock Incentive Plan.

(2)
The grant of these stock options provided that the stock options would vest on March 20, 2009, provided the Company satisfies certain performance-based vesting conditions. The Compensation Committee has determined that none of such conditions were satisfied, and as a result, all of these stock options expired in full unvested. For a detailed discussion of the specific performance-based conditions, see Compensation Discussion and Analysis.

(3)
These stock options, which were subject to the same performance-based vesting conditions as were Mr. Peterson's and Mr. Catlin's respective stock options (see footnote 2 above), expired unvested in connection with Mr. Henderson's resignation.

(4)
Under the terms of the grant, the risk of forfeiture lapses as to 8,000 shares on each of 5/27/09, 5/27/10 and 5/27/11.

(5)
These stock options vest in three equal annual installments on each of 5/27/09, 5/27/10 and 5/27/11.

OUTSTANDING EQUITY AWARDS AT 2008 FISCAL YEAR-END

        The following table provides information related to the outstanding stock option awards and stock awards held by each of our NEOs at December 31, 2008.

								Stock Awards
	Option Awards
										Market Value of Shares or Units of Stock That Have Not Vested ($)
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested (#)
(a)	(b)	(c)		(d)		(e)	(f)	(g)		(h)
Lynn E. Peterson	280,000	220,000	(1)	—		6.26	5/24/2017	—		—
	—	—		300,000	(3)	2.20	3/12/2013	—		—
	500,000	—		—		3.17	4/14/2011	—		—
	250,000	—		—		1.08	10/16/2010	—		—
	200,000	—		—		0.45	3/1/2009	—		—
James E. Catlin	280,000	220,000	(1)	—		6.26	5/24/2017	—		—
	—	—		300,000	(3)	2.20	3/12/2013	—		—
	500,000	—		—		3.17	4/14/2011	—		—
	250,000	—		—		1.08	10/16/2010	—		—
	425,000	—		—		0.45	3/1/2009	—		—
James K. Doss	—	180,000	(2)	—		3.59	5/27/2018	24,000	(4)	7,440

(1)
The grants provided that, of these stock options, stock options to acquire 40,000 shares vest at a rate of 40,000 quarterly through 12/31/09, and, on 3/31/10, stock options to acquire the remaining 60,000 shares shall vest.

(2)
The grant of these stock options provides that, of these stock options, stock options to acquire 60,000 shares will vest on each of 5/27/09, 5/27/10 and 5/27/11.

(3)
The grants provided that these stock options were subject to performance-based conditions, none of which were satisfied by the Company as of the determinative date of March 20, 2009. As a result, all of these stock options outstanding at 12/31/08 expired in full unvested on March 20, 2009 in accordance with their terms. For a detailed discussion of the specific performance-based conditions, see Compensation Discussion and Analysis.

(4)
The grant provides that the risk of forfeiture will lapse as to 8,000 shares on each of 5/27/09, 5/27/10 and 5/27/11.

OPTION EXERCISES AND STOCK VESTED

        The following table provides information related to options exercised by, and stock awards vested for, our NEOs during the 2008 fiscal year.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Lynn A. Peterson	225,000	45,000	(1)

    (1)
    The dollar amount shown reflects the difference between the market price of the underlying securities at exercise and the exercise price of the options.

Potential Payments Upon Termination/Change of Control

        As discussed in more detail below, we have employment agreements in place with each of our NEOs that provide for compensation upon the termination of their employment under certain circumstances and in the event of a change of control.

Termination for Cause/Good Reason

        Under each NEO's respective employment agreement, if the officer is terminated without cause (defined below) and without advance notice prior to expiration of the original term or due to his death or disability, or if he resigns for good reason (defined below), the Company is required to pay the following: (1) with respect to Lynn Peterson and James Catlin, his respective base salary at the rate in effect on the termination date through expiration of the original term or for 18 months, whichever is a longer period of time; and (2) with respect to James Doss, his base salary at the rate in effect on the termination date through the end of the then current calendar year end. Each NEO's eligibility to receive the foregoing compensation is contingent upon the NEO's execution of a general release in favor of the Company and its affiliated persons and entities, satisfactory to the Company in its sole discretion. Under the terms of their employment agreements, upon termination of a NEO without cause or for death or disability, all unvested benefits (whether equity or cash benefits and bonuses) previously granted to the NEO (except in the case of Mr. Doss, all unvested benefits previously granted to Mr. Doss through this employment agreement) will vest immediately upon such termination.

        Termination for "cause" is determined in the discretion of the Company and generally includes, but is not limited to, gross negligence or willful misconduct in the performance of job duties, willful conduct that materially injures the Company, fraudulent acts or other breaches of fiduciary duty, a conviction for (or pleading of no contest to) a felony or other crimes involving fraud or dishonesty, and other legal or regulatory violations that are harmful to the Company's business or reputation. Termination for "good reason" with respect to Lynn Peterson and James Catlin means that (1) the Company has materially breached the terms of the employment agreement or any other agreement between him and the Company; (2) the NEO's job duties have been substantially changed or diminished without the NEO's consent; or (3) the NEO is required to relocate more than 50 miles. Termination for "good reason" with respect to James Doss means that (1) there has been a material decrease in his compensation or budget, or the authority or duties of his position or that of his supervisor; or (2) Mr. Doss has been required to make a substantial geographic relocation.

Termination in Connection with a Change of Control

        Under their respective employment agreements, each of the NEO's equity-based compensation will immediately vest following a "change of control"(defined below). In addition, under Lynn Peterson's and James Catlin's employment agreements, if either is terminated for any reason (excluding termination for "cause" or as a result of his death or disability) or if either resigns for good reason during a 12-month period following a "change of control" (defined below), the Company would be required to pay him a cash severance payment in a lump sum within 60 days following the date of such termination in an amount equal to 2.9 times the sum of (a) his current salary and (b) the amount of his most recent discretionary bonus. Under James Doss' employment agreement, if he is terminated (excluding termination for "cause" or as a result of his death or disability) or resigns for good reason during the year following a "change of control" (defined below), the Company would be required to pay him a cash severance payment in a lump sum within 60 days following the date of such termination or resignation in an amount equal to 18 months' severance plus 50% of any cash bonuses paid to Mr. Doss in the prior 12 months. Additionally, each NEO's employment agreement provides that all of his respective equity-based compensation shall immediately vest upon a "change of control" (defined below).

        For purposes of each of the NEO's agreements, the term "change of control" means the occurrence of any of the following:

  •
  Certain persons are or become the beneficial owner(s), directly or indirectly, of securities of the Company representing more than 50% of the total voting power represented by the Company's then outstanding voting securities without the approval of the Board (and, in the case of Messrs. Catlin and Peterson, without the approval of not fewer than two thirds of the Board), unless the Board specifically designates such acquisition to be a change of control;

  •
  A merger or consolidation of the Company, whether or not approved by the Board, other than a merger or consolidation that would result in the voting securities outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted or into voting securities of the surviving entity) at least 50% of the total voting power represented by the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation, or the shareholders of the Company approve a plan of complete liquidation or an agreement for the sale or disposition of all or substantially all of the Company's assets; or

  •
  As result of the election of members to the Board, a majority of the Board consists of persons who are not members of the Board as of the effective date of the respective NEO's employment agreement (and, in the case of Messrs. Catlin and Peterson, including their own respective membership on the Board when calculating the majority) except in the event that such slate of directors is proposed by the applicable committee.

Potential Cost of Termination Payments in the Event of Termination

        In the tables below, we have estimated the potential cost to us of the compensation to which each NEO would have been entitled if his employment had been terminated (1) without cause or due to death or disability or (2) in connection with a change of control, in either case effective at the end of the day on December 31, 2008.

	Compensation in Connection with a Termination without Cause or due to Death or Disability
	Cash Severance		Equity(3)	Total
Lynn A. Peterson	$700,000	(1)	$806,715	$1,506,715
James E. Catlin	$700,000	(1)	$806,715	$1,506,715
James K. Doss	$0	(2)	$342,610	$342,610

(1)
As noted above, upon termination without cause or for good reason, the NEO is entitled to base salary at the rate in effect on the termination date through expiration of the original term (i.e., December 31, 2010) or for 18 months, whichever is a longer period of time. Therefore, the compensation represents the NEO's base salary through December 31, 2010, which represents the end of the term of his employment agreement.

(2)
Because Mr. Doss is only entitled to severance in an amount equal to his base salary through the end of the then-current calendar year end, Mr. Doss would not be entitled to any compensation in the event he were terminated effective at the end of the day on December 31, 2008.

(3)
As noted above, upon termination without cause or for death or disability, all unvested benefits (whether equity or cash benefits and bonuses) previously granted to the NEO (except in the case of Mr. Doss, all unvested benefits previously granted to Mr. Doss through his employment agreement) will vest immediately upon such termination.

        If a NEO terminates their employment for good reason, they are entitled to the same cash severance terms as if they were terminated without cause or due to disability, but receive no vesting of equity benefits. Accordingly, if Messrs. Peterson or Catlin terminate their employment for good reason effective as of December 31, 2008, they are entitled to a cash severance of $700,000. If Mr. Doss terminates his employment for good reason effective as of December 31, 2008, he would be entitled to a cash severance of $0. Please see the footnotes to the table above for calculation explanations.

	Compensation in Connection with a Change of Control
	Cash Severance	Equity	Total
Lynn A. Peterson	$1,450,000	$806,715	$2,256,715
James E. Catlin	$1,450,000	$806,715	$2,256,715
James K. Doss	$217,500	$342,610	$560,110

Report On Repricing Of Options

        We did not reprice any stock options during the fiscal years ended December 31, 2007 or 2008.

  Compensation Committee Interlocks and Insider Participation

        There were no compensation committee or board interlocks among the members of our Board during 2008.

DIRECTOR COMPENSATION

        The following table provides information related to the compensation of our non-employee directors during fiscal year 2008.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)(3)	Total $
Rodney D. Knutson	20,000	115,595	135,595
Herrick K. Lidstone	24,500	115,595	140,095
Don A. McDonald	26,000	115,595	141,595

(1)
The amounts shown in this column represent stock options subject to our 2007 Stock Incentive Plan. This column reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with FAS 123(R) and thus includes amounts from awards granted in and prior to 2008. Assumptions used in the calculation of this amount for fiscal years ended December 31, 2006, 2007 and 2008 are included in footnote 6 to the Company's audited financial statements for the fiscal year ended December 31, 2008, included in the Company's Annual Report on Form 10-K.

(2)
During 2008, the Company granted stock options to acquire 50,000 shares to each of Messrs. McDonald, Knutson and Lidstone. Each such grant had a grant date of May 27, 2008 and a grant date fair value of $95,875 computed in accordance with FAS 123(R). As of 12/31/2008, each director had the following number of stock options outstanding: Mr. Knutson: 350,000; Mr. Lidstone 250,000; and Mr. McDonald: 200,000.

(3)
None of the directors forfeited any stock options during the 2008 fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of March 31, 2009 by:

  •
  our NEOs;

  •
  our directors;

  •
  all of our executive officers and directors as a group; and

  •
  each person who is known by us to beneficially own more than 5% of our issued and outstanding shares of common stock.

        Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown. Our directors and executive officers do not have different voting rights from other shareholders.

Name	Business Address	Amount and Nature	Percentage of Class
Lynn A. Peterson	1625 Broadway, Suite 250, Denver, Colorado 80202	4,510,021(1)(2)	4.69	%(1)
James E. Catlin	1625 Broadway, Suite 250, Denver, Colorado 80202	3,103,150(1)(3)	3.23	%(1)
James K. Doss	1625 Broadway, Suite 250, Denver, Colorado 80202	91,000(4)	*
Rodney D. Knutson	1625 Broadway, Suite 250, Denver, Colorado 80202	523,250(5)	*
Don A. McDonald	Suite 220, 1625 Broadway, Denver, Colorado 80202	230,000(6)	*
Herrick K. Lidstone, Jr.	Suite 1000, 6400 South Fiddler's Green Circle, Greenwood Village, Colorado 80111	250,000(7)	*
All directors and executive officers as a group (six individuals)		8,707,421	8.88	%(1)

*
Less than 1%.

(1)
Based on 95,129,431 shares outstanding as of March 31, 2009, plus any shares of common stock deemed to be beneficially owned pursuant to options and warrants that are exercisable within 60 days from the above date.

(2)
Includes 2,590,021 shares held directly by the individual, 600,000 shares held by individual's wife and 1,070,000 options exercisable within 60 days.

(3)
Includes 1,533,150 shares held by the individual, 500,000 shares held by the individual's wife and 1,070,000 options exercisable within 60 days.

(4)
Includes 7,000 shares held directly by the individual, 24,000 shares of restricted stock held by the individual and 60,000 options exercisable within 60 days.

(5)
Includes 248,250 shares held by the individual and 275,000 options exercisable within 60 days.

(6)
Includes 30,000 shares held by the individual and 200,000 options exercisable within 60 days.

(7)
Includes 250,000 options exercisable within 60 days.

        We have no knowledge of any other arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships And Related Transactions

        In accordance with our Audit Committee Charter, our Audit Committee is responsible for reviewing, approving and overseeing all related party transactions. Our Code of Business Conduct and Ethics sets forth our written policy regarding related party transactions. Specifically, our Code of Business Conduct and Ethics provides that our directors, officers and employees should not be involved in any activity that creates or gives the appearance of a conflict of interest between their personal interests and the interests of the Company. In particular, our Code of Business Conduct states that, without the specific permission of our Board of Directors (including contracts approved by our Board of Directors), no director, officer or employee, or a member of his or her family shall:

  •
  be a consultant to, or a director, officer or employee of, or otherwise operate an outside business that:

  •
  is in competition with our current or potential business goals and objectives;

  •
  supplies products or services to the Company; or

  •
  has any financial interest, including significant stock ownership, in any entity with which we do business that might create or give the appearance of a conflict of interest;

  •
  seek or accept any personal loan or services from any entity with which we do business, except from financial institutions or service providers offering similar loans or services to third parties under similar terms in the ordinary course of their respective businesses;

  •
  be a consultant to, or a director, officer or employee of, or otherwise operate, an outside business if the demands of the outside business would interfere with the director's, officer's or employee's responsibilities to us;

  •
  accept any personal loan or guarantee of obligations from the Company, except to the extent such arrangements are legally permissible; or

  •
  conduct business on behalf of the Company with immediate family members, which include spouses, children, parents, siblings and persons sharing the same home whether or not legal relatives.

        Directors, officers, and employees must immediately notify the Chair of our Audit Committee of the existence of any actual or potential conflict of interest. The circumstances will be reviewed for a decision on whether a conflict of interest is present, and if so, what course of action is to be taken. The Company had no reportable related party transactions during 2008.

Independence of Directors

        The Board of Directors has determined that the following directors qualify as independent under the applicable NYSE Amex LLC standards, SEC rules and the Multilateral Instrument 52-110 ("MI 52-110"): Rodney D. Knutson, Herrick K. Lidstone, Jr. and Don A. McDonald.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The aggregate fees billed by the Company's external accountants, Hein & Associates LLP, in each of the last two fiscal years for professional fees are as follows:

Financial Year Ending	Audit Fees $	Audit Related Fees $	Tax Fees $		All Other Fees $		Total $
December 31, 2008	248,876	—	51,990	(1)	—	(2)	300,866
December 31, 2007	216,018	—	23,270	(1)	6,684	(2)	245,972

(1)
Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance and return preparation.

(2)
The amount reported in the "All Other Fees" column represents the amount billed by our principal accountants related to their review of financial matters reported in certain filings with the SEC.

Pre-Approval Policies and Procedures

        The Audit Committee Charter provides that the Audit Committee is responsible for the appointment, compensation, retention and oversight of the independent public accountants, and pre-approves all audit services and permissible non-audit services to be provided to the Company by the independent public accountants. The Audit Committee may, in its discretion, delegate the authority to pre-approve all audit services and permissible non-audit services to the Chairman of the Audit Committee provided the Chairman reports any delegated pre-approvals to the Audit Committee at the next meeting thereof. The Audit Committee has not, however, adopted any specific policies and procedures for the engagement of non-audit services. For 2007 and 2008, all of the services related to amounts billed by the Company's external accountants were pre-approved by the Audit Committee.

Report on Audited Financial Statements

        The Audit Committee reviewed and discussed with management and the Company's independent auditors the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. In addition, the Audit Committee has discussed with the Company's independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees), as modified by Statement on Auditing Standards No. 90 (Audit Committee Communications). The Audit Committee has also received the written disclosures and the letter from the Company's independent auditors required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and has discussed with the Company's independent auditors that audit firm's independence from the Company and its management. Based on the review and discussions, our Board recommended that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2008, for filing with the SEC.

                      Audit Committee of the Board
                      Don A. McDonald, Chairman
                      Rodney D. Knutson
                      Herrick K. Lidstone, Jr.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)
Exhibits

Exhibit Number	Description
3.1(1)	Certificate of Continuance of Kodiak Oil & Gas Corp., dated September 20, 2001
3.2(1)	Articles of Continuation of Kodiak Oil & Gas Corp.
3.3(2)	Amended and Restated By-Law No. 1 of the Company
4.1(1)	Kodiak Oil & Gas Corp. Incentive Stock Option Plan
4.2(3)	Kodiak Oil & Gas Corp. 2007 Stock Incentive Plan
4.3(4)	Form of Incentive Stock Option Agreement for 2007 Stock Incentive Plan
4.4(4)	Form of Employee Non-incentive Stock Option Agreement for 2007 Stock Incentive Plan
4.5(4)	Form of Directors' Non-incentive Stock Option Agreement for 2007 Stock Incentive Plan
4.6(4)	Form of Restricted Stock Award Agreement for 2007 Stock Incentive Plan
4.7(5)	Form of Non-Incentive Performance-Based Stock Option Agreement
10.1(6)	Fourth Amendment to Lease, dated February 14, 2007, between Transwestern Broadreach WTC, LLC and Kodiak Oil & Gas (USA) Inc.
10.2(7)	Fifth Amendment to Lease, dated May 31, 2007 between Transwestern Broadreach WTC, LLC and Kodiak Oil & Gas (USA) Inc.
10.3(8)	Executive Employment Agreement effective January 1, 2008 between Kodiak Oil & Gas Corp. and Lynn A. Peterson
10.4(9)	Executive Employment Agreement effective January 1, 2008 between Kodiak Oil & Gas Corp. and Lynn A. Peterson (subsequently amended by Exhibit 10.3)
10.5(8)	Executive Employment Agreement effective January 1, 2008 between Kodiak Oil & Gas Corp. and James E. Catlin
10.6(9)	Executive Employment Agreement effective January 1, 2008 between Kodiak Oil & Gas Corp. and James E. Catlin (subsequently amended by Exhibit 10.5)
10.7(8)	Employment Agreement effective December 1, 2008 between Kodiak Oil & Gas Corp. and Keith Doss
10.8(9)	Executive Employment Agreement effective January 1, 2008 between Kodiak Oil & Gas Corp. and James P. Henderson
10.9(10)	Credit Agreement between Kodiak Oil & Gas (USA) Inc. and Bank of the West, dated as of September 11, 2008
10.10(10)	ISDA Master Agreement between Kodiak Oil & Gas (USA) Inc. and Bank of the West, dated as of September 30, 2008
14.1(11)	Code of Business Conduct and Ethics
21.1(12)	Subsidiaries of the Registrant
23.1*	Consent of Hein & Associates LLP

Exhibit Number	Description
23.2*	Consent of Netherland Sewell & Associates, Inc.
23.3*	Consent of Sproule Associates Inc.
31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*
Previously filed.

**
Filed herewith.

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

KODIAK OIL & GAS CORP. (Registrant)
Date: April 30, 2009	By:	/s/ LYNN A. PETERSON Lynn A. Peterson President and Chief Executive Officer (principal executive officer)