Form 10-Q
period 2009-06-30
Kodiak Oil & Gas Corp
filed 2009-08-06
CIK 1322866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

Commission File No. 001-32920

(Exact name of registrant as specified in its charter)

Yukon Territory (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

1625 Broadway, Suite 250
Denver, Colorado 80202
(Address of principal executive offices, including zip code)

(303)592-8075
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        104,729,431 shares, no par value, of the Registrant's Common Stock were issued and outstanding as of July 31, 2009.

KODIAK OIL & GAS CORP.

PART 1—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KODIAK OIL & GAS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$3,821,907	$7,581,265
Accounts receivable
Trade	2,733,630	1,934,818
Accrued sales revenues	1,637,322	516,870
Prepaid expenses and other	7,722,543	10,621,980

Total Current Assets	15,915,402	20,654,933

Oil and gas properties (full cost method), at cost:
Proved oil and gas properties	106,438,597	97,934,058
Unproved oil and gas properties	12,530,735	11,985,533
Wells in progress	4,369,900	728,093
Less-accumulated depletion, depreciation, amortization, accretion and asset impairment	(93,592,216)	(92,804,911)

Net oil and gas properties	29,747,016	17,842,773

Other property and equipment, net of accumulated depreciation of $249,998 in 2009 and $270,620 in 2008	220,371	272,705
Restricted investments	—	246,068

Total Assets	$45,882,789	$39,016,479

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities—Note 9	$5,114,238	$4,125,335
Advances from joint interest owners	492,806	1,105,740

Total Current Liabilities	5,607,044	5,231,075
Noncurrent Liabilities:
Asset retirement obligation	976,026	787,180

Total Liabilities	6,583,070	6,018,255

Commitments and Contingencies—Note 6
Stockholders' Equity:
Common stock—no par value; unlimited authorized
Issued and outstanding: 104,729,431 shares in 2009 and 95,129,431 shares in 2008
Contributed surplus	144,765,100	136,297,845
Accumulated deficit	(105,465,381)	(103,299,621)

Total Stockholders' Equity	39,299,719	32,998,224

Total Liabilities and Stockholders' Equity	$45,882,789	$39,016,479

SEE ACCOMPANYING NOTES

KODIAK OIL & GAS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Gas production	$129,329	$462,218	$411,803	$928,083
Oil production	1,860,808	1,501,588	2,356,066	2,913,894
Interest & other	22,893	36,884	36,520	120,250

Total revenue	2,013,030	2,000,690	2,804,389	3,962,227

Cost and expenses:
Oil and gas production	343,674	1,282,618	492,203	2,265,569
Depletion, depreciation, amortization and accretion	532,454	786,777	887,794	1,884,076
General and administrative	1,680,344	1,831,508	3,596,295	4,326,551
(Gain)/loss on currency exchange	(5,288)	(1,772)	(6,142)	16,508

Total costs and expenses	2,551,184	3,899,131	4,970,150	8,492,704

Net loss	$(538,154)	$(1,898,441)	$(2,165,761)	$(4,530,477)

Basic & diluted weighted-average common shares outstanding	100,235,806	88,033,107	97,696,724	88,013,019

Basic & diluted net loss per common share	$(0.01)	$(0.02)	$(0.02)	$(0.05)

SEE ACCOMPANYING NOTES

KODIAK OIL & GAS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,165,761)	$(4,530,477)
Reconciliation of net loss to net cash (used in) provided by operating activities:
Depletion, depreciation, amortization and accretion	887,794	1,884,076
Stock based compensation	1,375,080	1,967,511
Changes in current assets and liabilities:
Accounts receivable-trade	(798,812)	(776,323)
Accounts receivable-accrued sales revenue	(1,120,452)	(53,118)
Prepaid expenses and other	1,750,921	(1,941,424)
Accounts payable and accrued liabilities	(622,402)	(1,720,237)

Net cash (used in) operating activities	(693,632)	(5,169,992)

Cash flows from investing activities:
Oil and gas properties	(9,407,721)	(9,171,252)
Sale of oil and gas properties	—	2,437,892
Equipment	8,000	(2,124)
Prepaid tubular goods	(993,413)	—
Restricted investment: undesignated as restricted	235,233	10,835

Net cash (used in) investing activities	(10,157,901)	(6,724,649)

Cash flows from financing activity:
Proceeds from the issuance of shares	7,200,000	78,750
Issuance costs	(107,825)	—

Net cash provided by financing activities	7,092,175	78,750

Net change in cash and cash equivalents	(3,759,358)	(11,815,891)
Cash and cash equivalents at beginning of the period	7,581,265	13,015,318

Cash and cash equivalents at end of the period	$3,821,907	$1,199,427

Supplemental cash flow information
Oil & gas property accrual included in Accounts payable and accrued liabilities	$2,455,560	$1,338,899

Asset retirement obligation	$139,290	$(65,143)

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

        The Company was incorporated (continued) in the Yukon Territory, Canada on September 28, 2001.

Note 2—Basis of Presentation and Significant Accounting Policies

Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Kodiak Oil & Gas (USA) Inc. All significant inter-company balances and transactions have been eliminated in consolidation. The majority of the Company's business is transacted in US dollars and, accordingly, the financial statements are expressed in US dollars.

Liquidity and Capital Resources

        In May 2009, the Company entered into agreements to issue 9,600,000 shares of our common stock to certain institutional investors in a non-brokered registered direct offering (the "Financing"). The Financing closed on May 14, 2009, resulting in net proceeds of $7,092,175. We anticipate that these proceeds, together with our projected 2009 cash flows from operations and our prepaid tubular goods and surface equipment, will be sufficient to support our planned capital expenditure program through December 2009. If we have lower than expected cash flows from operations, either due to lower than anticipated production or lower commodity prices, or if the Company increases its planned 2009 capital expenditure program, it will be necessary for the Company to complete an alternate arrangement in order to fund the Company's 2009 capital expenditures. Specifically, the Company would need to complete one or a combination of the following alternatives, whichever option(s) is (are) in the best interests of the Company and its shareholders:

  •
  Issuance of equity

  •
  Issuance of debt

  •
  Capital sharing arrangements with oil and gas industry partners

  •
  Sell-down of interest in existing properties

  •
  Termination of one or more of our two drilling rig contracts, which would result in penalties unless another entity or entities were to agree to assume our obligations thereunder; the contractual amount of which exceeds the Company's current cash and cash equivalents as of June 30, 2009

        The Company's ability to fund its operations in future periods will depend upon its future operating performance, and more broadly, on the availability of equity and debt financing or the Company's ability to sell interests in its existing acreage. The Company's ability to succeed in any of these capital-raising activities will be affected by prevailing economic conditions in its industry and

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

financial, business and other factors, some of which are beyond the Company's control. The Company cannot be certain that additional funding will be available on acceptable terms, or at all, particularly in light of the current widespread economic downturn. If we are unable to raise additional capital when required or on acceptable terms, the Company may have to significantly delay, scale back or discontinue its drilling or exploration program, seek to enter into additional joint venture arrangements with third parties, or seek to sell one or more of its properties.

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

        As of June 30, 2009, the Company had approximately $2.8 million in a money market account with its bank. The money market account is limited to six withdrawals per month; however, there are no other redemption restrictions. Therefore, the Company classified the entire balance as Cash and Cash Equivalents at June 30, 2009.

Prepaid Expenses and Other

        Included in prepaid expenses and other are deposits made on orders of tubular goods and surface equipment required for the Company's drilling program. As of June 30, 2009 we had approximately $7.5 million (consisting of $6.0 million of tubular goods and surface equipment that are inventoried in third-party yards and $1.5 million of deposits for tubular goods that will be delivered later this year at such time that the tubular goods are required) and $9.7 million as of December 31, 2008 comprised of $7.2 million in tubular goods and surface equipment and $2.5 million of deposits. In respect of the

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

$1.5 million tubular goods deposit, as of June 30, 2009, the Company estimates that an additional $2.2 million will be paid to complete the purchase and if the purchases are not completed the deposits would be forfeited. The cost basis of the tubular goods is either depreciated as a component of oil and gas properties once the inventory is used in drilling operations or billed to our partners through joint interest billings. The Company records tubular goods inventory at the lower of cost or market value. As of June 30, 2009, the Company's analysis of the difference between cost compared to market values for tubular goods not designated for specific wells was not deemed material. As of December 31, 2008, the market value of the Company's tubular goods inventory approximated the cost basis and any differences were not deemed material. With the current level of drilling activity and requirements for tubular goods, it is anticipated that the prepaid amount will remain at a relatively constant level from period to period.

Restricted Investment

        The restricted investments are no longer used as security for our outstanding letters of credit and there are no longer any short-term certificates of deposits as of June 30, 2009. The Company's credit facility (see Note 7) is now used as security for our currently outstanding letters of credit.

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

        Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves as determined by the Company's engineers and audited (annually) by independent petroleum engineers. Costs included in the depletion base to be amortized include (a) all proved capitalized costs including capitalized asset retirement costs net of estimated salvage values, less accumulated depletion, (b) estimated future development cost to be incurred in developing proved reserves; and (c) estimated dismantlement and abandonment costs, net of estimated salvage values, that have not been included as capitalized costs because they have not yet been capitalized as asset retirement costs. The costs of

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

unproved properties are withheld from the depletion base until it is determined whether or not proved reserves can be assigned to the properties. The properties are reviewed quarterly for impairment. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations. During the six months ended June 30, 2009 and 2008 no unproved land costs were reclassified to proved property and included in the ceiling test and depletion calculations.

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

        There were no impairment charges recognized for the six month periods ended June 30, 2009 or 2008, respectively. However, during the last half of 2008, oil and natural gas prices decreased significantly from the record highs seen during the summer of 2008. Natural gas prices in the Rocky Mountains decreased significantly due to the reduction in take-away capacity caused by pipeline maintenance and repairs during the fall of 2008. The Company recorded a downward reserve revision of approximately 833,800 barrels of oil equivalent (BOE) that included the removal of four wells with approximately 348,000 BOE from its proved undeveloped (PUD) category of its reserve base. The removal of these PUDs from the reserve base was due to one well that became uneconomic based on 2008 pricing and anticipated capital requirements related to the well and three wells that the Company removed from its drilling plans. After taking into account the decreases in the reserve base due to the above factors and the decreases in prices, an impairment expense of $47.5 million was recorded for the year ended 2008.

Wells in Progress

        Wells in progress at June 30, 2009 and December 31, 2008 represent the costs associated with wells that have not reached total depth or been completed as of period end. They are classified as wells in progress and withheld from the depletion calculation and the ceiling test. The costs for these wells are then transferred to proved property when the wells reach total depth and are cased and the costs become subject to depletion and the ceiling test calculation in future periods.

Impairment of Long-lived Assets

        The Company's unproved properties are evaluated quarterly for the possibility of impairment. In the six months ended June 30, 2009 and 2008, no unproved properties were impaired.

Deferred Financing Costs

        Deferred financing costs include legal, engineering and accounting fees incurred in connection with the Company's Credit Agreement, which are being amortized over the two-year term of the Credit Facility (see Note 7). The Company recorded amortization expense of $12,744 in the six month period ended June 30, 2009.

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

Revenue Recognition

        The Company records revenues from the sales of natural gas and crude oil when they are produced and sold. The Company may have an interest with other producers in certain properties, in which case the Company uses the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by the Company. In addition, the Company records revenue for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenue for other owners' gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company's over and under produced gas balancing positions are considered in the Company's proved oil and gas revenues. Gas imbalances at June 30, 2009 and December 31, 2008 were not significant.

Asset Retirement Obligation

        The Company accounts for its asset retirement obligations by recording the fair value of a liability for an asset retirement obligation recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties in the condensed consolidated balance sheets. The Company depletes the amount added to proved oil and gas property costs. The future cash outflows associated with settling the asset retirement obligations that have been accrued in the accompanying balance sheets are excluded from the ceiling test calculations. The Company also depletes the estimated dismantlement and abandonment costs, net of salvage values, associated with future development activities that have not yet been capitalized as asset retirement obligations. These costs are also included in the ceiling test calculation. The asset retirement liability is allocated to operating expense using a systematic and rational method. As of June 30, 2009, and December 31, 2008, the Company has recorded a net asset of $832,445 and $501,900 and a related liability of $976,026 and $787,180, respectively. The information below reconciles the value of the asset retirement obligation for the periods presented.

	For the Period Ended
	June 30, 2009	December 31, 2008
Balance beginning of period	$787,180	$874,498
Liabilities incurred	139,290	—
Liabilities settled	—	(147,252)
Accretion expense	49,556	59,934

Balance end of period	$976,026	$787,180

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

Off Balance Sheet Arrangements

        Other than standard operating leases and our drilling rig commitments, the Company did not have any off balance sheet financing arrangements at June 30, 2009 and December 31, 2008.

Recently Adopted Accounting Pronouncements

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

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("FAS 160"). This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of FAS 160 did not have a material effect on the Company's financial position or results of operations.

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

        In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events ("SFAS 165"). SFAS 165 provides guidance for management's assessment of subsequent events. An additional disclosure required by SFAS 165 is to identify the 'as of' date of the subsequent event. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company's financial position or results of operations.

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

        In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with U.S. generally accepted accounting principles. The Statement became effective November 15, 2008. In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification ("SFAS 168"). SFAS 168 will become the source of authoritative U.S. GAAP recognized by the FASB, effectively superseding SFAS 162. SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of SFAS 168 will not have a material impact on the Company's financial position or results of operations.

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Wells in Progress

        The following table reflects the net changes in capitalized additions to wells in progress during the six months ended June 30, 2009 and the year ended December 31, 2008, and does not include amounts that were capitalized and reclassified to producing wells in the same period.

	For the Six Months Ended June 30, 2009	For the Year Ended December 31, 2008
Beginning balance	$728,093	$414,074
Additions to capital wells in progress costs pending the determination of proved reserves	9,114,530	728,093
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves to full cost pool	(5,472,723)	(414,074)

Ending balance	$4,369,900	$728,093

Note 4—Common Stock

        In May 2009, the Company entered into agreements to sell 9,600,000 shares of our common stock to certain institutional investors, in a non-brokered registered direct offering. The common stock offered was registered on a universal shelf registration statement on Form S-3 (No. 333-152311) that was filed with the SEC on July 14, 2008 and declared effective by the SEC on July 24, 2008. The aggregate gross proceeds from the offering were $7,200,000. The Company paid $107,825 in expenses related to the offering. The net proceeds will be used primarily for drilling and completion activities on our leases in the Bakken oil play located on the Forth Berthold Indian Reservation in North Dakota and for other general corporate activities.

Note 5—Stock-based Compensation Plan

        In 2007, the Company adopted the 2007 Stock Incentive Plan (the "2007 Plan"), which replaced the Incentive Share Option Plan (the "Pre-existing Plan"). The 2007 Plan authorizes the Company to issue stock options, stock appreciation rights (SARs), restricted stock and restricted stock units, performance awards, stock or property, stock awards and other stock-based awards to any employee, consultant, independent contractor, director or officer of the Company. A total of 8,000,000 shares of common stock may be issued under the 2007 Plan, which includes shares issuable under the Pre-existing Plan pursuant to options outstanding as of the effective date of the 2007 Plan. No more than 8,000,000 shares may be used for stock issued pursuant to incentive stock options and the number of shares available for granting restricted stock and restricted stock units shall not exceed 1,000,000, subject to adjustment as defined in the 2007 Plan. The Company granted 1,150,000 stock options at $1.18 per share and 1,481,000 stock options at $2.87 per share during the six month periods ended June 30, 2009 and 2008, respectively.

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Stock-based Compensation Plan (Continued)

        Compensation expense charged against income for all stock-based awards during the six months ended June 30, 2009 and 2008 on a pre-tax basis was approximately $1.4 million and $2.0 million, respectively, which is included in general and administrative expense in the Condensed Consolidated Statements of Operations.

        The following assumptions were used for the Black-Scholes-Merton model to calculate the stock-based compensation expense for the periods presented:

	For the Periods Ended
	June 30, 2009	December 31, 2008
Risk free rates	1.24 - 1.34%	1.60 - 4.53%
Dividend yield	0%	0%
Expected volatility	107.01 - 108.93%	54.37 - 104.22%
Weighted average expected stock option life	2.97 years	4.98 years
The weighted average fair value at the date of grant for stock options granted is as follows:
Weighted average fair value per share	$0.77	$1.08
Total options granted	1,150,000	2,296,000
Total weighted average fair value of options granted	$811,013	$2,147,541

        A summary of the stock options outstanding as of June 30, 2009 is as follows:

	Number of Options	Weighted Average Exercise Price
Balance outstanding at December 31, 2008	7,507,499	$2.87

Granted	1,150,000	1.18
Canceled	(720,666)	2.30
Expired	(775,000)	0.45

Balance outstanding at June 30, 2009	7,161,833	$2.92

Options exercisable at June 30, 2009	4,279,000	$3.44

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Stock-based Compensation Plan (Continued)

        At June 30, 2009, stock options outstanding were as follows:

Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)
$0.36 - $1.00	930,500	6.98
$1.01 - $2.00	2,000,000	3.34
$2.01 - $3.00	350,000	7.82
$3.01 - $4.00	2,226,333	4.28
$4.01 - $5.00	190,000	1.99
$5.01 - $6.26	1,465,000	7.90

	7,161,833	5.22

        The aggregate intrinsic value of both outstanding and vested options as of June 30, 2009 was $552,495 based on the Company's June 30, 2009 closing common stock price of $1.09 per share. The total grant date fair value of the shares vested during the six months ended June 30, 2009 was $1,888,019. As of June 30, 2009, there was $3,017,504 of total unrecognized compensation cost related to unamortized options. That cost is expected to be recognized over a period of approximately three years.

        As of June 30, 2009, there were 30,000 unvested shares of restricted stock grants with a weighted-average grant date fair value of $3.69 per share. Total unrecognized compensation cost of $84,723 related to non-vested restricted stock is expected to be recognized over a two-year period. The Company recognizes compensation cost over the requisite service period for the entire award. The fair value of restricted stock grants is based on the stock price on the grant date and the Company assumes no annual forfeiture rate.

Note 6—Commitments and Contingencies

        The Company leases office facilities under an operating lease agreement that expires on June 30, 2012. Rent expense was $104,409 and $148,778 for the six month periods ended June 30, 2009 and 2008, respectively.

        The following table shows the remaining annual rentals per year for the life of the lease:

Years ending on December 31,
2009	158,672
2010	279,307
2011	292,217
2012	147,641

Total	$877,837

        During the second quarter of 2008, the Company entered into contracts for the use of two new-build drilling rigs. The first rig was placed into operation in November 2008 and entails a two-year drilling commitment or specific termination fees if drilling activity is cancelled. The Company intends to continue to utilize this rig in its drilling operations on the FBIR. The estimated termination fee for the

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Commitments and Contingencies (Continued)

first rig is approximately $4.4 million as of June 30, 2009. Under the terms of the drilling rig contract for the second rig (the "Second Rig Contract"), the Company was initially scheduled to take delivery of the second rig in February 2009 but, effective August 2009, the Company and the contractor have agreed to an amendment to the Second Rig Contract to defer such delivery. (See Note 9—Subsequent Events) Under the amendment, the Company will make monthly payments until the earlier of delivery of the second rig or the expiration of twelve months totaling up to an aggregate of $1.9 million ("Delay Payments"). If the Company takes delivery of the second rig during this 12-month period, a portion of the Delay Payments may be applied in the form of a credit against future operating charges incurred by the Company under the Second Rig Contract, which has a two-year drilling commitment. The actual amount of the credit will decrease as time passes creating an incentive for the Company to take delivery or locate a party to assume the rig commitment. In the event that the Company does not take delivery of the rig before the expiration of the 12-month period or cancels the Second Rig Contract after delivery, the Company may be required to pay a termination fee. The maximum termination fee payable by the Company would be $5.6 million, against which, under certain circumstances, some or all of the Delay Payments may be applied in the form of a credit.

        As is customary in the oil and gas industry, the Company may at times have commitments in place to reserve or earn certain acreage positions or wells. If the Company does not pay such commitments, the acreage positions or wells may be lost.

Note 7—Credit Facility

        On September 11, 2008, our wholly owned subsidiary, Kodiak Oil & Gas (USA) Inc. ("Kodiak USA"), entered into a $20 million, two-year, revolving, senior secured credit facility (the "Credit Facility") with Bank of the West, NA ("Bank of the West"). Borrowings made under the Credit Facility are guaranteed by the Company and collateralized by mortgages on substantially all of our producing oil and gas properties. The Credit Facility also provides for letters of credit that may be used for general corporate purposes. Our aggregate borrowings and outstanding letters of credit under the Credit Facility may not, at any time, exceed the borrowing base. Interest on borrowings under the Credit Facility accrues at variable interest rates, at our election, at either:

  (i)
  the prime rate plus a margin of 0.0% to 0.25% based on borrowing base utilization; or

  (ii)
  LIBOR plus a margin of 1.50% to 2.00% based on borrowing base utilization.

        In addition, an unused line fee of 0.5%, based on the percentage of borrowing base utilized, will accrue on the unused portion of the commitments under the Credit Facility. The Credit Facility requires us to comply with financial covenants that require us to maintain (1) a current ratio (defined as current assets plus unused availability under the Credit Facility divided by current liabilities excluding any mark-to-market assets or liabilities that may occur due to Kodiak's hedging activities), at any time of not less than 1:1; and (2) an interest coverage ratio of trailing twelve month adjusted EBITDA to interest at any time of not less than 3:1; and (3) a total funded debt to tangible net worth ratio on not more than 2:1 as of the end of any fiscal quarter. The Credit Facility contains additional representations, warranties, covenants, conditions and defaults customary for transactions of this type, including but not limited to: (i) limitations on liens and incurrence of debt covenants; (ii) limitations on investments covenants and (iii) limitations on reorganizations, recapitalizations, liquidations, dissolutions, mergers and other combination covenants. Any outstanding principal balance of the

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Credit Facility (Continued)

revolving loan, together with any unpaid fees and expenses relating thereto, will be due and payable no later than September 11, 2010.

        As of June 30, 2009, we had no outstanding borrowings under the Credit Facility and we had $209,899 in commercial letters of credit outstanding, which is considered usage (not borrowings) for purposes of calculating availability and commitment fees. We capitalized deferred financing costs related to the institution of the Credit Facility, which is amortized on a straight-line basis over the term of the Credit Facility. The borrowing base is re-determined semi-annually in May and November. The May 2009 review was completed during the second quarter of 2009 resulting in lowering the Company's borrowing base from $3.0 million to $1.95 million effective June 4, 2009. None of our recently completed and producing wells located on the Fort Berthold Indian Reservation were included in the May 2009 borrowing base review. Subsequent to June 30, 2009, the company entered into an agreement to sell a portion of one of its producing wells subject to the borrowing base (see note 9). Included in the transaction was a like interest in the HBU #5-3 well where our interest will be reduced by 50% from 41.7082% NRI to 20.8541% NRI effective August 1, 2009. The Company anticipates that due to the reduction of our interest in the HBU #5-3 well, the borrowing base will be further reduced to approximately $1.625 million. To date, we have never borrowed against our Credit Facility, and since June 30, 2009, we have not had any new letters of credit issued.

        Kodiak USA entered into an ISDA Master Agreement (the "Agreement"), dated September 30, 2008, with Bank of the West, under which the Company may enter into hedging transactions designed to protect against changes in interest rates, currency exchange rates, and fluctuations in the price of oil, gas, hydrocarbons or other commodities. Kodiak USA's obligations under the Agreement are collateralized by a Mortgage, Security Agreement, Assignment, Financing Statement and Fixture Filing dated as of September 11, 2008. The Company is a guarantor of Kodiak USA's obligations under the Agreement and the Agreement is cross-defaulted with Kodiak USA's revolving credit facility with Bank of the West. To date, we have not hedged any production and therefore, have not utilized this Agreement.

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

Note 9—Subsequent Events

        The Company entered into an agreement with a private company in July 2009, made effective as of June 30, 2009, to acquire an additional 31.25% working interest in the Company's Tall Bear prospect area on the Fort Berthold Indian Reservation in Dunn County, North Dakota. Concurrently in July 2009, the Company entered into a separate agreement, made effective July 1, 2009, with a private industry partner whereby we agreed to convey certain of our leasehold to the joint venture partner resulting in a sell-down of 3,300 net acres to our leasehold in the Charging Eagle and Tall Bear

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Subsequent Events (Continued)

prospects, now referred to as the Twin Buttes area. In consideration, the agreement provided that we would receive $1.85 million cash, net of the costs to acquire the 31.25% working interest, and the Company will pay 50% of the first five wells drilled in the Twin Buttes area for our 60% working interest, proportionally reduced. Both of these transactions closed in July 2009.

        Effective August 1, 2009, the Company entered into an amendment with Devon Energy Production Company, L.P. ("Devon"), a wholly owned subsidiary of Devon Energy Corp. whereby the Company has assigned approximately 50% of its current interest in its Vermillion Basin prospect area in southwest Wyoming to Devon. In return, the Company will be carried for its remaining 25% working interest in two horizontal completions on wells that were drilled earlier, one located in the Coyote Flats Unit and the other located in the Horseshoe Basin Unit. Furthermore, the Company will be relieved of all previously recorded indebtedness to Devon, for costs associated with exploration work that exceeded the $30 million carried interest previously disclosed. As of June 30, 2009, the Company reflected a payable of approximately $1.4 million and an oil and gas sales receivable of approximately $400,000 that will be offset against each other and any remaining accounts payable will be canceled. Therefore, as of August 1, 2009, neither party will have amounts due to nor due from the other party nor will the Company incur any further costs through the completion, equipping or tying into sales of the two horizontal wells mentioned above.

        During the second quarter of 2008, the Company entered into contracts for the use of two new-build drilling rigs. The first rig was placed into operation in November 2008 and entails a two-year drilling commitment and specific termination fees if drilling activity is cancelled or never commenced. Under the terms of the Second Rig Contract, we were initially scheduled to take delivery of the second rig in February 2009 but, effective August 2009, the Company and the contractor have agreed to an amendment to the Second Rig Contract to defer such delivery. Under the amendment, the Company will make monthly Delay Payments until the earlier of delivery of the second rig or the expiration of twelve months totaling up to an aggregate of $1.9 million.. If the Company takes delivery of the second rig during this 12-month period, a portion of the Delay Payments may be applied in the form of a credit against future operating charges incurred by the Company under the Second Rig Contract, which has a two-year drilling commitment. The actual amount of the credit will decrease as time passes creating an incentive for the Company to take delivery or locate a party to assume the rig commitment. In the event that the Company does not take delivery of the rig before the expiration of the 12-month period or cancels the Second Rig Contract after delivery, the Company may be required to pay a termination fee. The maximum termination fee payable by the Company would be $5.6 million, against which, under certain circumstances, some or all of the Delay Payments may be applied in the form of a credit.

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

Overview

        Kodiak Oil & Gas Corp. ("Kodiak," "we" or the "Company") is an independent energy company focused on the exploration, exploitation, acquisition and production of natural gas and crude oil in the United States. Our oil and natural gas reserves and operations are primarily concentrated in two Rocky Mountain basins, the Williston Basin of North Dakota and Montana and the Green River Basin of Wyoming and Colorado. Kodiak's corporate strategy is to internally identify prospects, acquire lands encompassing those prospects and evaluate those prospects using subsurface geology and geophysical data and exploratory drilling. Using this strategy, we have developed an oil and natural gas portfolio of proved reserves, as well as development and exploratory drilling opportunities on high potential conventional and non-conventional oil and natural gas prospects that we have the opportunity to explore, drill and develop. Significant prospects in our portfolio currently include:

  •
  Bakken oil play in Mountrail and Dunn Counties, North Dakota:  As of June 30, 2009, we owned an interest in approximately 54,000 gross (37,000 net) acres in this highly prospective play. All of our acreage in this play is located on the Fort Berthold Indian Reservation (FBIR) in Dunn County, N.D. We anticipate continuing drilling operations through year-end which may include drilling up to four additional wells. We have completed four wells in this play and brought them on to production during the second quarter of 2009. We anticipate completion of at least five additional wells in 2009 with two of these in the third quarter and the balance in the fourth quarter. During the first half of 2009, we incurred capital expenditures of approximately $11.5 million largely related to the drilling operations on this oil play where we have drilled six wells to date and have recently spud our seventh well. We anticipate total capital expenditures in the Bakken oil play to be approximately $21.0 million for the entire year.

  •
  Vermillion Basin of southwest Wyoming:  In the first quarter of 2008, we entered into an exploration and development agreement with Devon Energy Production Company, L.P. ("Devon"), a wholly owned subsidiary of Devon Energy Corp., as part of our strategy to develop our play in the Vermillion Basin. As of June 30, 2009, we owned an interest in approximately 44,000 gross (17,000 net) acres in the Vermillion Basin. During 2008, Devon drilled four wells on the prospect acreage, two of which were drilled horizontally and are awaiting completion.

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

        In May 2009, we entered into agreements to sell 9.6 million shares of our common stock to certain institutional investors, in a non-brokered registered direct offering. The common stock offered was registered on a universal shelf registration statement on Form S-3 (No. 333-152311) that was filed with the SEC on July 14, 2008 and declared effective by the SEC on July 24, 2008. The aggregate gross proceeds from the offering were $7.2 million, and the aggregate net proceeds, after deducting offering expenses, were $7.1 million. The net proceeds will be used primarily for drilling and completion activities on our leases in the Bakken oil play located on the FBIR in North Dakota and for other general corporate activities.

        In July 2009, we entered into an agreement effective June 30, 2009 to acquire an additional 31.25% working interest in the Tall Bear prospect area. Concurrently, we entered into a separate agreement, made effective July 1, 2009, with a private industry partner whereby we agreed to convey certain of our leasehold to the joint venture partner. The net result of these two transactions resulted in a sell-down of 3,300 net acres of our leasehold in the Charging Eagle and Tall Bear prospects, now referred to as the Twin Buttes area. After netting the costs to acquire the 31.25% working interest in the Tall Bear prospect area, we realized $1.85 million in cash and we will pay 50% of the first five wells drilled in the Twin Buttes area for our 60% working interest, proportionally reduced. The net cash of $1.85 million was received in July 2009.

        Effective August 1, 2009, the Company entered into an amendment with Devon whereby we have assigned approximately 50% of our current interest in the Vermillion Basin prospect area in southwest Wyoming to Devon. In return, we will be carried for our remaining 25% working interest in two horizontal completions on wells that were drilled earlier, one located in the Coyote Flats Unit and the other located in the Horseshoe Basin Unit. Furthermore, we will be relieved of all previously recorded indebtedness to Devon for costs associated with exploration work that exceeded the $30 million carried interest previously disclosed. Therefore, as of August 1, 2009, neither party will have amounts due to nor due from the other party nor will we incur any further costs through the completion, equipping or tying into sales of the two horizontal wells mentioned above. Completion work is scheduled to be commenced during the third quarter of 2009.

        During the second quarter of 2008, we entered into contracts for the use of two new-build drilling rigs. The first rig was placed into operation in November 2008 and entails a two-year drilling commitment and specific termination fees if drilling activity is cancelled or never commenced. Under the terms of the Second Rig Contract, we were initially scheduled to take delivery of the second rig in February 2009 but, effective August 2009, the Company and the contractor have agreed to an amendment to the Second Rig Contract to defer such delivery. Under the amendment, the Company will make monthly Delay Payments until the earlier of delivery of the second rig or the expiration of twelve months totaling up to an aggregate of $1.9 million. If we take delivery of the second rig during this 12-month period, a portion of the Delay Payments may be applied in the form of a credit against future operating charges incurred by the Company under the Second Rig Contract, which has a two-year drilling commitment. The actual amount of the credit will decrease as time passes creating an incentive for the Company to take delivery or locate a party to assume the rig commitment. In the event that the Company does not take delivery of the rig before the expiration of the 12-month period or cancels the Second Rig Contract after delivery, the Company may be required to pay a termination fee. The maximum termination fee payable by the Company would be $5.6 million, against which, under certain circumstances, some or all of the Delay Payments may be applied in the form of a credit.

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

Drilling and Completion Activity

        Exploration and development drilling activities continued through the second quarter of 2009. In an effort to minimize surface disturbance and to lower the mobilization costs between wells, Kodiak has developed its drilling program using pad drilling. Each pad is designed to allow the drilling of two vertical well bores that are located approximately 50 feet apart. From each of the vertical well bores we drill horizontally in two directions, while still maintaining the preferred orientation of the lateral to best intersect the natural fractures from the reservoir. In some cases we have varied the length of the lateral in order to evaluate the economics between shorter and longer laterals. Drilling of both laterals must be completed before any completion work is initiated.

        Upon completion of the drilling activity, the well-site is cleared and prepared to allow for the commencement of completion activities. This process typically can take two to four weeks. Our practice has been to complete one of the wells on the pad, allow for a two-week flowback period which also provides adequate time to reload sand and water for the second completion from the pad. The first well completed on the pad is shut in during completion of the second well. Once all completion work is finished both of the wells are put on to production.

The following summary provides a tabular presentation of data pertinent to Kodiak's middle Bakken wells drilled, completed and in progress.

Kodiak Oil & Gas Corp. Drilling and Completion Activities
Well	WI / NRI (%)	Days to TD*	Length of Lateral	Completion Date	Number of Stages	IP 24-Hour Test BOE/D	First 30 Day Oil Production	Note
MC #16-34-2H	60 /49	41	4,169'	4/23/2009	8	711	8,397	flowing well
MC #16-34H	60 / 49	36	4,150'	5/4/2009	5	1,394	13,406	flowing well
TSB #16-8-7H	37.5 / 30.5	28	8.995'	6/7/2009	15	1,856	21,542	flowing well
TSB #16-8-16H	50 /41	31	4,465'	6/18/2009	5	811	12,288	flowing well
TSB #14-33-28H	50 /41	31	8,313'	8/3/2009	15	—	—	Completing
TSB #14-33-6H	50 /41	26	4,163'	8/24/2009	6	—	—	Completing
CE #1-22-10H	55 /45	—	**9,000'	—		—	—	Drilling
CE #1-22-23H	60 /50	—	**5,000'	—		—	—	Spud after CE#1-22-10H
TB #16-15-10H	60 /50	—	**9,000'	—		—	—	Spud after CE#1-22-23H

*
Includes running liner in the hole

**
Approximate length of lateral

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

        The Company's oil and gas sales volumes are directly related to the results of its exploratory and acquisition activities. Production volumes may vary monthly as various wells are completed or maintained in an effort to provide optimal production. Sales volumes, prices received and production costs are summarized in the following table for the three and six month periods ended June 30, 2009 and June 30, 2008.

	For the three months ended		For the six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Sales Volume:
Gas (Mcf)	58,878	36,108	158,572	102,708
Oil (Bbls)	35,314	13,010	51,800	28,858
Production volumes (BOE)	45,127	19,028	78,229	45,976
Price:
Gas ($/Mcf)	$2.20	$12.80	$2.60	$9.04
Oil ($/Bbls)	$52.69	$115.42	$45.48	$100.97
Production costs ($/BOE):
Lease operating expenses	$2.37	$54.75	$3.12	$39.94
Production and property taxes	$4.88	$11.23	$2.48	$8.09
Gathering, Transportation & & Marketing	$0.36	$1.40	$0.69	$1.24

Results of Operations

For the Three Months Ended June 30, 2009 compared to the Three Months Ended June 30, 2008

        The Company reported a net loss for the three months ended June 30, 2009 of $0.5 million, compared to a net loss of $1.9 million for the same period in 2008. This improvement in net income is primarily attributable to the new production from our FBIR wells, which began production in the second quarter of 2009, and from new wells coming on to production in late 2008 in our Vermillion Basin area. Additionally, we had production from our existing wells during the three month period ended June 30, 2009 that were shut-in for workover activities in the second quarter of 2008. For the period, our volumes on a BOE basis, increased from 19,028 BOE in the second quarter of 2008 to 45,127 BOE during the second quarter of 2009. This 137% increase in volumes was however offset by lower oil and natural gas pricing during the three month period ended June 30, 2009 versus the three month period ended June 30, 2008. Total natural gas price realizations decreased 83% to $2.20 per Mcf for the three month period ended June 30, 2009, compared to $12.80 per Mcf for the same period in 2008. Oil price realizations declined by 54% to $52.69 per barrel for the three month period ended June 30, 2009, compared to $115.42 for the same period in 2008. Although we increased our production for the period, lower pricing offset this increase, resulting in total revenue that was approximately equal during the three month period ended June 30, 2009 compared to the same period in 2008.

	For the three months ended
	June 30, 2009	June 30, 2008
Financial Results
Total revenue	$2,013,030	$2,000,690
Total costs and expenses	$2,551,184	3,899,131
Net loss	$(538,154)	$(1,898,441)
Diluted net loss per common share	$(0.01)	$(0.02)
Capital Resources and Liquidity
Cash and cash equivalents at end of the period	$3,821,907	$1,199,427
Net cash provided by (used in) operating activities	$1,779,759	$(2,741,050)
Capital expenditures—oil and gas properties excluding accruals and proceeds from divestitures	$5,590,294	$6,042,791
Adjusted EBITDA (see below discussion)	$582,702	$(664,735)

Oil and Gas Revenue and Production

        During the three-month period ended June 30, 2009, as compared to the same period in 2008, natural gas production volumes increased 63% due to production from new wells in our Vermillion Basin area which came on-line in the fourth quarter of 2008. Crude oil production volumes increased 171% due to new production from completion operations on our FBIR area during the second quarter of 2009. Total gas price realizations decreased 83% to $2.20 per Mcf for the three month period ended June 30, 2009, compared to $12.80 per Mcf for the same period in 2008. Oil price realizations declined by 54% to $52.69 per barrel for the three month period ended June 30, 2009, compared to $115.42 for the same period in 2008. Although both oil and natural gas production increased in the second quarter of 2009 compared to 2008, oil and gas revenues of approximately $2.0 million for the three month period ended June 30, 2009, were approximately the same as revenue for the equivalent period in 2008.

Lease Operating Expenses

        The Company recorded workover, lease operating and production tax expense of $343,674 during the three month period ended June 30, 2009, as compared to $1,282,618 during the same period in 2008. In the second quarter of 2008, we performed workover operations on our producing Bakken oil wells in McKenzie County, N.D. The net cost of approximately $1.0 million related to the repair work was charged to oil and gas production costs and expenses in the second quarter of 2008. Excluding workover operations but including both lease operating and production tax expense, our lease operating costs increased by approximately $61,000 for the three month period ended June 30, 2009, as compared to the same period in 2008. The increase is attributed to new wells in production during the second quarter of 2009 as compared to the second quarter of 2008.

Depletion, Depreciation and Amortization

        Depreciation, depletion, amortization and abandonment liability accretion, or DD&A, was $532,454 for the three month period ended June 30, 2009, compared to $786,777 for the same period in 2008. DD&A expense decreased during the quarter due to the impairment charges taken in 2008 which reduced the full cost pool by $47.5 million year over year thereby decreasing the DD&A expense recorded.

Ceiling Test Impairment

        Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower of unproved properties that are subject to amortization. For the three months ended June 30, 2009 and 2008, no impairment charges were recorded.

General and Administrative Expense

        The Company's general and administrative costs were approximately $1.7 million for the three months ended June 30, 2009 compared to approximately $1.8 million for the same period in 2008. This 8% reduction for the period is primarily due to our ongoing cost containment efforts. Excluding the non-cash stock-based compensation expense in each period, due to our ongoing cost containment efforts, our general and administrative costs related to employee costs, travel, legal and consulting expenses declined by approximately $296,000 or 21% during the three month period ended June 30, 2009 as compared to the same period in 2008. We recorded higher stock- based compensation expense of approximately $.6 million for the three months ended June 30, 2009 compared to approximately $.4 million recorded for the same period in 2008, related to options and restricted stock issued to officers, directors and employees. The increase in the stock-based compensation expense recorded during the three month period ended June 30, 2009 was primarily due to an approximate $321,000 reversal of terminated stock options and restricted stock during the period ended June 30, 2008, as compared to a reversal of stock-based compensation expense related to the expired performance-based stock options of only approximately $122,000 in the three month period ended June 30, 2009.

EBITDA

        In evaluating its business, Kodiak considers earnings before interest, taxes, depreciation, depletion, amortization, gains or losses on foreign currency exchange, non-cash stock-based compensation expense, impairment expense and accretion of abandonment liability ("Adjusted EBITDA") as a key indicator of financial operating performance and as a measure of the ability to generate cash for operational activities, future capital expenditures and servicing of borrowings under the Company's Credit Facility. The Company's Adjusted EBITDA increased by approximately $1.3 million to approximately $0.6 million for the three months ended June 30, 2009 from the same period in 2008. The increase in Adjusted EBITDA was primarily the result of the increase in both oil and natural gas production during the period as compared to the same period in 2008. Adjusted EBITDA is not a Generally Accepted Accounting Principle ("GAAP") measure of performance. The Company uses this non-GAAP measure primarily to compare its performance with other companies in the industry that make a similar disclosure and as a measure of its current liquidity. The Company believes that this measure may also be useful to investors for the same purpose and for an indication of the Company's ability to generate cash flow at a level that can sustain or support our operations and capital investment program. Investors should not consider this measure in isolation or as a substitute for operating income or loss, cash flow from operations determined under GAAP or any other measure for determining the Company's operating performance that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA and net income for the three months ended June 30, 2009 and 2008 is provided in the table below:

	Three months ended June 30, 2009	Three months ended June 30, 2008
Reconciliation of Adjusted EBITDA:
Net Loss	$(538,154)	$(1,898,441)
Add back:
Depreciation, depletion, amortization and accretion	532,454	786,777
(Gain) / loss on foreign currency exchange	(5,288)	(1,772)
Stock based compensation expense	593,690	448,701

Adjusted EBITDA	$582,702	$(664,735)

Results of Operations

For the Six Months Ended June 30, 2009 compared to the Six Months Ended June 30, 2008

        The Company's net loss for the six months ended June 30, 2009 of $2.2 million, improved from a net loss of $4.5 million for the same period in 2008. This improvement in net income is primarily attributable to new production from our FBIR wells, which began production in the second quarter of 2009, and from new wells coming on to production in late 2008 in our Vermillion Basin area. Additionally, we had production from our existing wells during the six month period in 2009 that were shut-in for workover activities in the second quarter of 2008. For the six month periods ended June 30, 2008 and 2009, our volumes on a BOE basis, increased by 70% from 45,976 BOE to 78,229 BOE. This increase in volumes was however offset by lower oil and natural gas pricing realized during the six month period ended June 30, 2009 versus the six month period ended June 30, 2008. Total natural gas price realizations decreased 71% to $2.60 per Mcf for the six month period ended June 30, 2009, compared to $9.04 per Mcf for the same period in 2008. Oil price realizations declined by 55% to $45.48 per barrel for the three month period ended June 30, 2009, compared to $100.97 per barrel for the same period in 2008. Although we had an increase in production for the period, lower pricing for both oil and natural gas offset our increased production, resulting in total revenue that was approximately $1.1 million less during the six month period ended 2009 compared to the same period in 2008.

	For the six months ended
	June 30, 2009	June 30, 2008
Financial Results
Total revenue	$2,804,389	$3,962,227
Total costs and expenses	4,970,150	8,492,704
Net loss	$(2,165,761)	$(4,530,477)
Diluted net loss per common share	$(0.02)	$(0.05)
Capital Resources and Liquidity
Cash and cash equivalents at end of the period	$3,821,907	$1,199,427
Net cash provided by (used in) operating activities	$(693,632)	$(5,169,992)
Capital expenditures—oil and gas properties excluding accruals and proceeds from divestitures	$9,407,721	$9,171,252
Adjusted EBITDA (see below discussion)	$90,971	$(662,382)

Oil and Gas Revenue and Production

        During the six-month period ended June 30, 2009, as compared to the same period in 2008, natural gas production volumes increased 54% due to production from wells shut-in for workover operations in 2008 that are now producing and from new production which came on-line in the fourth quarter of 2008, while crude oil production volumes increased 79% due to new production coming on-line during May and June of 2009 from completion operations in our FBIR area. Total gas price realizations decreased 71% to $2.60 per Mcf for the six month period ended June 30, 2009, compared to $9.04 per Mcf for the same period in 2008. Oil price realizations declined by 55% to $45.48 per barrel for the six month period ended June 30, 2009, compared to $100.97 for the same period in 2008. Primarily due to the decline in both oil and natural gas pricing, total revenues declined by $1.1 million to $2.8 million for the six month period ended June 30, 2009, compared to the same period in 2008.

Lease Operating Expenses

        The Company recorded workover, lease operating and production tax expense of $492,203 during the six month period ended June 30, 2009, as compared to $2,265,569 during the same period in 2008. In the first half of 2008, we performed workover operations on our producing Bakken oil wells in McKenzie County, ND. The net cost of approximately $1.4 million related to the repair work was charged to oil and gas production costs and expenses in the first half of 2008. Excluding workover operations but including both lease operating and production tax expense, our lease operating costs decreased by approximately $373,000 for the six month period ended June 30, 2009, as compared to the same period in 2008. We have shut in certain oil and gas wells due to low commodity prices which rendered the wells non-commercial, which reduced our lease operating expense during the period. In addition, early in 2009, the Company reconciled and recorded outstanding ad valorem tax accruals resulting in a credit of approximately $93,000.

Depletion, Depreciation and Amortization

        Depreciation, depletion, amortization and abandonment liability accretion, or DD&A, was $887,794 for the six month period ended June 30, 2009, compared to $1,884,076 for the same period in 2008. DD&A expense decreased during the first half of 2009 due to the impairment charges taken in 2008 which reduced the full cost pool by $47.5 million year over year thereby decreasing the DD&A expense recorded.

Ceiling Test Impairment

        Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower of unproved properties that are subject to amortization. For the six months ended June 30, 2009 and 2008, no impairment charges were recorded.

General and Administrative Expense

        The Company's general and administrative costs were approximately $3.6 million for the six months ended June 30, 2009 compared to approximately $4.3 million for the same period in 2008. This 17% reduction for the period is primarily due to an ongoing effort to reduce general and administrative costs company-wide. Excluding the non-cash stock-based compensation expense in each period, due to our ongoing cost containment efforts, our general and administrative costs related to employee costs, travel, legal and consulting expenses declined by approximately $138,000 or 6% during the first half of 2009 as compared to the same period in 2008. In addition, we recorded lower stock-based compensation expense of approximately $1.4 million for the six months ended June 30, 2009 compared to $2.0 million recorded for the same period in 2008, related to options and restricted stock issued to officers, directors and employees. The reduction in the stock-based compensation expense is due to the reversal recorded as of June 30, 2009, of non-vested performance based stock options that expired as of March 20, 2009. Stock-based compensation expense related to the expired performance based stock options was approximately $122,000.

EBITDA

        In evaluating its business, Kodiak considers earnings before interest, taxes, depreciation, depletion, amortization, gains or losses on foreign currency exchange, non-cash stock-based compensation expense, impairment expense and accretion of abandonment liability ("Adjusted EBITDA") as a key indicator of financial operating performance and as a measure of the ability to generate cash for operational activities, future capital expenditures and servicing of borrowings under the Company's Credit Facility. The Company's Adjusted EBITDA increased by approximately $753,000 to approximately $91,000 thousand for the six months ended June 30, 2009 from the same period in 2008. The increase in Adjusted EBITDA was primarily the result of the increase in both oil and natural gas production during the period as compared to the same period in 2008 Adjusted EBITDA is not a Generally Accepted Accounting Principle ("GAAP") measure of performance. The Company uses this non-GAAP measure primarily to compare its performance with other companies in the industry that make a similar disclosure and as a measure of its current liquidity. The Company believes that this measure may also be useful to investors for the same purpose and for an indication of the Company's ability to generate cash flow at a level that can sustain or support our operations and capital investment program. Investors should not consider this measure in isolation or as a substitute for operating income or loss, cash flow from operations determined under GAAP or any other measure for determining the Company's operating performance that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA and net income for the six months ended June 30, 2009 and 2008 is provided in the table below:

	Year-to-date June 30, 2009	Year-to-date June 30, 2008
Reconciliation of Adjusted EBITDA:
Net Loss	$(2,165,761)	$(4,530,477)
Add back:
Depreciation, depletion, amortization and accretion	887,794	1,884,076
(Gain) / loss on foreign currency exchange	(6,142)	16,508
Stock based compensation expense	1,375,080	1,967,511

Adjusted EBITDA	$90,971	$(662,382)

Liquidity and Capital Resources

        The following table sets forth our liquidity and capital resources as of three and six months ended June, 2009 and 2008:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Capital Resources and Liquidity
Cash and cash equivalents at end of the period	$3,821,907	$1,199,427	$3,821,907	$1,199,427
Net cash provided by (used in) operating activities	1,779,759	(2,741,050)	(693,632)	(5,169,992)
Net cash used in investing activities	(7,057,450)	(6,042,292)	(10,157,901)	(6,724,649)
Net cash provided by financing activities	7,092,175	78,750	7,092,175	78,750
Net cash flow	1,814,484	(8,704,592)	(3,759,358)	(11,815,891)

        Kodiak ended the second quarter of 2009 with cash and cash equivalents of approximately $3.8 million as compared to approximately $7.6 million at year-end 2008. Total working capital was approximately $10.3 million at June 30, 2009, as compared to approximately $15.4 million at December 31, 2008. As operator of our current activity in the Williston Basin we must place orders and take delivery of tubular goods in advance of actual drilling in order to assure availability of the tubular goods. With the current level of drilling activity and requirements for tubular goods, it is anticipated that the prepaid amount will remain at a relatively constant level from period to period. As wells are drilled these tubular goods become part of our cost of wells, whereby our working interest share is already paid while the portion related to other working interest partners is recovered through our joint interest billings. As of June 30, 2009, we had prepaid $7.5 million towards the cost of tubular goods ($6.0 million of tubular goods that are inventoried in third party yards and $1.5 million of deposits for tubular goods that will be delivered later this year), compared to $9.7 million at December 31, 2008. With respect to the decrease in prepaid tubular goods of $2.2 million from December 31, 2008 to June 30, 2009, approximately $4.3 million of prepaid tubular goods were used in operations ($2.2 million billed to working interest partners) and we took delivery of an additional $3.1 million of tubular goods of which we had made previous deposits of $1.0 million, therefore reducing our deposit balance to $1.5 million. Net cash flow used in operating activities for the first half of 2009 was $0.6 million. Net cash used as investing activities (which includes recoupments from partners and restricted cash changes) totaled $10.2 million for the first half of 2009. These investing items were comprised of $11.5 million for oil and gas capital investments on an accrued accounting basis and then adjusted for prepaid tubular goods, expense accruals, and asset retirement obligations, resulting in a cash basis oil and gas capital investment of $9.4 million for the first half of 2009. In May 2009, we issued 9.6 million common shares to certain institutional investors in a non-brokered registered direct offering, realizing net cash of $7.1 million provided by financing activities.

        Our results of operations and financial condition are significantly affected by the success of our exploration and land leasing activity, the resulting production and reserves, oil and natural gas commodity prices and the costs related to operating our properties. In the first half of 2009, our oil and natural gas revenue decreased by 28% from $3.8 million as of June 30, 2008 to $2.8 million as of June 30, 2009. This decrease is largely the result of the decrease in crude oil and natural gas pricing realized during the first half of 2009 as compared to the first half of 2008. Total costs and expenses decreased to $4.9 million for the first half of 2009 from $8.5 million for the first half of 2008. This decline is largely due to workover expenses of $1.4 million incurred in 2008 which did not occur in 2009, a decrease in general and administrative expenses which included a decrease in the non-cash charge for stock based compensation due to a reversal of non-vested performance based options during the first half of 2009 of approximately $122,000 and lower stock-based compensation expense caused by a lower exercise price at which options were issued in the first half of 2009 as compared to the same period in 2008.

        During the first six months of 2009, we incurred capital expenditures of approximately $11.5 million. We initially anticipated total net capital expenditures of up to $15.3 million in 2009, compared to approximately $11.0 million incurred in 2008. We continue to evaluate and monitor our capital expenditures in relation to commodity prices. As oil prices have improved since the beginning of the year and drilling costs have declined during this same period, we have continued to drill and complete wells in the Williston Basin. At this time we anticipate that we will continue those operations through year end and the $4.0 million of capital expenditures initially projected for the Vermillion Basin will be reallocated to the Williston Basin where our capital expenditures for the year are expected to be approximately $21.0 million. Such estimate does not include any potential costs or fees associated with the second drill rig.

        In a further attempt to maintain adequate capital, and retain a 50-60% working interest in wells, we sold an interest in a portion of our lands on the FBIR in July 2009 whereby Kodiak realized $1.85 million in cash (after netting the costs associated with acquiring the 31.25% working interest in the Tall Bear prospect area) and a carried working interest in five wells, three which are expected to be drilled in 2009. Additionally we are anticipating drilling one or two wells on acreage that was part of an exploration agreement whereby Kodiak would pay 20% of the costs for its 60% working interest thereby reducing Kodiak's share of the drilling costs.

        Based upon our current working capital, current costs of drilling and completing wells, and current level of working interest, combined with our growing cashflow from production, we anticipate that we have the financial means to continue drilling and completion operations on the FBIR into the first part of 2010.

        The following tables set forth our capital expenditures for the six months ended June 30, 2009 and our maximum planned capital expenditures for our principal properties in 2009. Net capital expenditures include both cash expenditures and accrued expenditures and are net of proceeds from divestitures.

Project Location	Net Capital Expenditures(1) For the Six Months Ended June 30, 2009 ($000)	Initial 2009 Budgeted Net Capital Expenditures(1) ($000)	Revised 2009 Budgeted Net Capital Expenditures(1) ($000)
Williston Basin
Mission Canyon/Red River wells and related infrastructure	—	700	700
Bakken wells and related infrastructure	10,337	10,055	19,555
Acreage/Seismic	1,045	500	500

Total Williston Basin	$11,382	$11,255	$20,755

Wyoming
Vermillion Basin wells and related infrastructure	$81	$4,000	$150
Acreage/Seismic	29	—	—

Total Wyoming	$110	$4,000	$150

Total All Areas	$11,492	$15,255	$20,905

(1)
Net Capital Expenditures include accruals and are net of proceeds from divestitures.

Oil and Gas Properties

        As of June 30, 2009, we had several hundred lease agreements representing approximately 165,000 gross and 98,000 net acres, primarily in the Green River and Williston Basins.

        As discussed above, effective June 30, 2009, we entered into an agreement to acquire an additional 31.25% working interest in the Tall Bear prospect area. Separately and concurrently, we entered into a separate agreement, effective July 1, 2009, with a private industry partner whereby we agreed to convey certain leaseholds within our Charging Eagle and Tall Bear prospects to a joint venture partner. The effect of these two agreements resulted in a reduction of 3,300 net acres to our leasehold in the Charging Eagle and Tall Bear prospects, which we now refer to as the Twin Buttes area as of July 1, 2009.

        As of June 30, 2009, we had an interest in approximately 54,000 gross acres and 37,000 net acres in the Bakken oil play in Dunn County, North Dakota. We operate all of our leasehold on the reservation excepting an approximate 7,000 net acres that are in a participating area previously established with another operator. The majority of our lands in this area are administered by the Bureau of Indian Affairs on behalf of the individual members of the Three Affiliated Tribes of the Fort Berthold Indian Reservation. Typically, these lands are acquired through a private negotiation with the individual land owners or the Three Affiliated Tribes and have a primary lease term of five years. The land owner typically retains an 18% landowner royalty. In most cases, these lands require an annual delay rental of $2.50 per net acre.

        Our leasehold interests in the Vermillion Basin total approximately 44,000 gross and 17,000 net acres as of June 30, 2009. Our area of mutual interest with Devon will expire on January 1, 2013, unless extended by mutual agreement of the parties. Each party has agreed to an equal share of any interest or lease acquired within the participating area. The following table sets forth our gross and net acres of developed and undeveloped oil and natural gas leases as of June 30, 2009.

	Undeveloped Acreage(1)		Developed Acreage(2)		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Green River Basin
Wyoming(3)	42,702	17,435	1,520	908	44,222	18,343
Colorado	7,419	4,986	0	0	7,419	4,986
Williston Basin
Montana	31,794	19,090	800	400	32,594	19,490
North Dakota	63,503	41,788	4,640	2,584	68,143	44,372
Other Basins
Wyoming	12,562	10,875	0	0	12,562	10,875
Acreage Totals	157,980	94,174	6,960	3,892	164,940	98,066

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

Off Balance Sheet Arrangements

        Other than standard operating leases and our drilling rig commitments, we do not have any off balance sheet financing arrangements at June 30, 2009.

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

        In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with U.S. generally accepted accounting principles. The Statement became effective November 15, 2008. In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification

("SFAS 168"). SFAS 168 will become the source of authoritative U.S. GAAP recognized by the FASB, effectively superseding SFAS 162. SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of SFAS 168 will not have a material impact on the Company's financial position or results of operations.

        In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events ("SFAS 165"). SFAS 165 provides guidance for management's assessment of subsequent events. An additional disclosure required by SFAS 165 is to identify the 'as of' date of the subsequent event. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company's financial position or results of operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oil and Gas Price Fluctuations

        Our primary market risk is market changes in oil and natural gas prices. Prospective revenues from the sale of products or properties will be impacted by oil and natural gas prices. A $1.00 per Mcf change in the market price of natural gas will result in an approximate $58,878 change in our gross gas production revenue. A $1.00 per barrel change in the market price of oil will result in an approximate $35,314 change in our gross oil production revenue. The impact on any potential sale of property cannot be readily determined.

Interest Rate Fluctuations

        We currently maintain a portion of our available cash in redeemable short term investments, classified as cash equivalents, and our reported interest income from these short term investments could be adversely affected by any material changes in US dollar interest rates. A 1% change in the interest rate would have approximately a $51,289 annual impact if all of our cash, as of June 30, 2009, was invested in interest bearing notes.

ITEM 4.    CONTROLS AND PROCEDURES

        Under the supervision and with the participation of our management, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of June 30, 2009. On the basis of this review, our management concluded that our disclosure controls and procedures are effective to give reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

        During the second quarter of 2008, we entered into contracts for the use of two new-build drilling rigs. The first rig was placed into operation in November 2008 and entails a two-year drilling commitment and specific termination fees if drilling activity is cancelled or never commenced. The estimated termination fee for the first rig is approximately $4.4 million as of June 30, 2009. Under the terms of the Second Rig Contract, we were initially scheduled to take delivery of the second rig in February 2009 but, effective August 2009, the Company and the contractor have agreed to an amendment to the Second Rig Contract to defer such delivery. Under the amendment, the Company will make monthly Delay Payments until the earlier of delivery of the second rig or the expiration of twelve months totaling up to an aggregate of $1.9 million. If we take delivery of the second rig during this 12-month period, a portion of the Delay Payments may be applied in the form of a credit against future operating charges incurred by the Company under the Second Rig Contract, which has a two-year drilling commitment. The actual amount of the credit will decrease as time passes creating an incentive for the Company to take delivery or locate a party to assume the rig commitment. In the event that the Company does not take delivery of the rig before the expiration of the 12-month period or cancels the Second Rig Contract after delivery, the Company may be required to pay a termination fee. The maximum termination fee payable by the Company would be $5.6 million, against which, under certain circumstances, some or all of the Delay Payments may be applied in the form of a credit. If we incur these fees by terminating the drilling rigs, our working capital could be impaired, which would accelerate the need we may have for additional capital funding.

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

KODIAK OIL & GAS CORP.
August 6, 2009	/s/ LYNN A. PETERSON Lynn A. Peterson President and Chief Executive Officer
August 6, 2009	/s/ JAMES KEITH DOSS James Keith Doss Chief Financial Officer (principal financial officer)