Form 10-Q
period 2009-09-30
Kodiak Oil & Gas Corp
filed 2009-11-05
CIK 1322866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

Commission File No. 001-32920

(Exact name of registrant as specified in its charter)

Yukon Territory (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

1625 Broadway, Suite 250
Denver, Colorado 80202
(Address of principal executive offices, including zip code)

(303) 592-8075
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

        118,779,931 shares, no par value, of the Registrant's Common Stock were issued and outstanding as of November 5, 2009.

KODIAK OIL & GAS CORP.

INDEX

PART 1—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KODIAK OIL & GAS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$1,754,518	$7,581,265
Accounts receivable
Trade	3,840,232	1,934,818
Accrued sales revenues	2,020,757	516,870
Prepaid expenses and other	7,428,725	10,621,980

Total Current Assets	15,044,232	20,654,933

Oil and gas properties (full cost method), at cost:
Proved oil and gas properties	113,057,019	97,934,058
Unproved oil and gas properties	11,721,677	11,985,533
Wells in progress	4,703,767	728,093
Less-accumulated depletion, depreciation, amortization, accretion and asset impairment	(94,604,702)	(92,804,911)

Net oil and gas properties	34,877,761	17,842,773

Other property and equipment, net of accumulated depreciation of $265,776 in 2009 and $270,620 in 2008	288,072	272,705
Restricted investments	—	246,068

Total Assets	$50,210,065	$39,016,479

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$7,595,552	$4,125,335
Advances from joint interest owners	1,307,484	1,105,740

Total Current Liabilities	8,903,036	5,231,075
Noncurrent Liabilities:
Asset retirement obligation	1,034,000	787,180

Total Liabilities	9,937,036	6,018,255

Commitments and Contingencies—Note 6
Stockholders' Equity:
Common stock—no par value; unlimited authorized
Issued and outstanding: 104,979,931 shares in 2009 and 95,129,431 shares in 2008
Contributed surplus	145,747,452	136,297,845
Accumulated deficit	(105,474,423)	(103,299,621)

Total Stockholders' Equity	40,273,029	32,998,224

Total Liabilities and Stockholders' Equity	$50,210,065	$39,016,479

SEE ACCOMPANYING NOTES

KODIAK OIL & GAS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Gas production	$129,454	$149,804	$541,257	$1,077,887
Oil production	3,602,704	1,594,080	5,958,771	4,507,974
Interest & other	7,171	38,467	43,691	158,717

Total revenue	3,739,329	1,782,351	6,543,719	5,744,578

Cost and expenses:
Oil and gas production	740,185	856,398	1,232,389	3,121,967
Depletion, depreciation, amortization
and accretion	1,050,481	1,220,222	1,938,275	3,104,298
Asset impairment	—	15,500,000	—	15,500,000
General and administrative	1,962,087	2,162,388	5,558,382	6,488,938
(Gain)/loss on currency exchange	(4,384)	2,992	(10,526)	19,501

Total costs and expenses	3,748,369	19,742,000	8,718,520	28,234,704

Net loss	$(9,040)	$(17,959,649)	$(2,174,801)	$(22,490,126)

Basic & diluted weighted-average common shares outstanding	104,832,898	91,742,529	100,101,589	89,265,263

Basic & diluted net loss per common share	$(0.00)	$(0.20)	$(0.02)	$(0.25)

SEE ACCOMPANYING NOTES

KODIAK OIL & GAS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,174,801)	$(22,490,126)
Reconciliation of net loss to net cash (used in) provided by operating activities:
Depletion, depreciation, amortization and accretion	1,938,275	3,104,298
Asset impairment	—	15,500,000
Stock based compensation	2,146,983	2,742,312
Changes in current assets and liabilities:
Accounts receivable-trade	(1,905,414)	(736,751)
Accounts receivable-accrued sales revenue	(1,503,887)	27,572
Prepaid expenses and other	2,807,942	6,524
Accounts payable and accrued liabilities	3,749,090	(1,267,033)

Net cash provided by (used in) operating activities	5,058,188	(3,113,204)

Cash flows from investing activities:
Oil and gas properties	(18,778,013)	(11,930,131)
Sale of oil and gas properties	3,250,000	2,437,892
Equipment	8,000	(19,846)
Prepaid tubular goods	(2,928,615)	(6,859,918)
Restricted investment: undesignated as restricted	246,068	10,329

Net cash (used in) investing activities	(18,202,560)	(16,361,674)

Cash flows from financing activity:
Proceeds from the issuance of shares	7,425,450	18,935,000
Issuance costs	(107,825)	(1,283,512)

Net cash provided by financing activities	7,317,625	17,651,488

Net change in cash and cash equivalents	(5,826,747)	(1,823,390)
Cash and cash equivalents at beginning of the period	7,581,265	13,015,318

Cash and cash equivalents at end of the period	$1,754,518	$11,191,928

Supplemental cash flow information
Oil & gas property accrual included in
Accounts payable and accrued liabilities	$1,380,060	$47,500

Asset retirement obligation	$175,047	$(65,143)

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

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

Prepaid Expenses and Other

        Included in prepaid expenses and other are deposits made on orders of tubular goods and surface equipment required for the Company's drilling program. As of September 30, 2009 we had approximately $7.3 million (consisting of $6.8 million of tubular goods and surface equipment that are inventoried in third-party yards and $0.5 million of deposits for tubular goods that will be delivered later this year at such time that the tubular goods are required) and $9.7 million as of December 31, 2008 comprised of $7.2 million in tubular goods and surface equipment and $2.5 million of deposits. In respect of the $0.5 million tubular goods deposit, as of September 30, 2009, the Company estimates that an additional $1.1 million will be paid to complete the purchase and if the purchases are not completed the deposits would be forfeited. The cost basis of the tubular goods is either depreciated as a component of oil and gas properties once the inventory is used in drilling operations or billed to our partners through joint interest billings. The Company records tubular goods inventory at the lower of cost or market value. As of September 30, 2009, the Company's analysis of the difference between cost compared to market values for tubular goods not designated for specific wells was not deemed material. As of December 31, 2008, the market value of the Company's tubular goods inventory approximated the cost basis and any differences were not deemed material. With the current level of drilling activity and requirements for tubular goods, it is anticipated that the prepaid amount will remain at a relatively constant level from period to period.

Restricted Investment

        Due to the Company's credit facility (see Note 7), we are no longer required to maintain restricted investments as security for our outstanding letters of credit.

Concentration of Credit Risk

        The Company's cash equivalents and short-term investments are exposed to concentrations of credit risk. The Company manages and controls this risk by investing these funds with major financial institutions. The Company has, on an ongoing basis, balances in excess of the federally insured limits.

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

        Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves as

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

determined by the Company's engineers and audited (annually) by independent petroleum engineers. Costs included in the depletion base to be amortized include (a) all proved capitalized costs including capitalized asset retirement costs net of estimated salvage values, less accumulated depletion, (b) estimated future development cost to be incurred in developing proved reserves; and (c) estimated dismantlement and abandonment costs, net of estimated salvage values, that have not been included as capitalized costs because they have not yet been capitalized as asset retirement costs. The costs of unproved properties are withheld from the depletion base until it is determined whether or not proved reserves can be assigned to the properties. The properties are reviewed quarterly for impairment. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations. During the nine months ended September 30, 2009 and 2008 no unproved land costs were reclassified to proved property and included in the ceiling test and depletion calculations.

        Estimated reserve quantities and future net cash flows have the most significant impact on the Company because these reserve estimates are used in providing a measure of the Company's overall value. These estimates are also used in the quarterly calculations of depletion, depreciation and impairment of the Company's proved properties.

        Estimating accumulations of gas and oil is complex and is not exact because of the numerous uncertainties inherent in the process. The process relies on interpretations of available geological, geophysical, engineering and production data. The extent, quality and reliability of this technical data can vary. The process also requires certain economic assumptions, some of which are mandated by the SEC, such as gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of the quality and quantity of available data; the interpretation of that data; the accuracy of various mandated economic assumptions; and the judgment of the persons preparing the estimate.

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

        There were no impairment charges recognized for the nine month period ended September 30, 2009. However, during the last half of 2008, oil and natural gas prices decreased significantly from the record highs seen during the summer of 2008. Natural gas prices in the Rocky Mountains decreased significantly due to the reduction in take-away capacity caused by pipeline maintenance and repairs during the fall of 2008. The Company recorded a downward reserve revision of approximately 833,800 barrels of oil equivalent (BOE) that included the removal of four wells with approximately 348,000 BOE from its proved undeveloped (PUD) category of its reserve base. The removal of these PUDs from the reserve base was due to one well that became uneconomic based on 2008 pricing and anticipated capital requirements related to the well and three wells that the Company removed from its drilling plans. After taking into account the decreases in the reserve base due to the above factors and the decreases in prices, an impairment expense of $47.5 million was recorded for the year ended 2008, inclusive of a $15.5 million impairment expense recorded in the quarter ended September 30, 2008.

Wells in Progress

        Wells in progress at September 30, 2009 and December 31, 2008 represent the costs associated with wells that have not reached total depth or been completed as of period end. They are classified as wells in progress and withheld from the depletion calculation and the ceiling test. The costs for these wells are then transferred to proved property when the wells reach total depth and are cased and the costs become subject to depletion and the ceiling test calculation in future periods. At September 30, 2009, the Company had three wells waiting completion in its Bakken oil play on the Forth Berthold Indian Reservation ("FBIR') and four wells waiting completion on its Vermillion Basin prospect.

Impairment of Long-lived Assets

        The Company's unproved properties are evaluated quarterly for the possibility of impairment. In the nine months ended September 30, 2009 no unproved properties were impaired. For the nine months ended September 30, 2008, the Company recorded an impairment expense of $15.5 million.

Deferred Financing Costs

        Deferred financing costs include legal, engineering and accounting fees incurred in connection with the Company's Credit Agreement, which are being amortized over the two-year term of the Credit Facility (see Note 7). The Company recorded amortization expense of $19,116 in the nine month period ended September 30, 2009.

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

Revenue Recognition

        The Company records revenues from the sales of natural gas and crude oil when they are produced and sold. The Company may have an interest with other producers in certain properties, in which case the Company uses the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by the Company. In addition, the Company records revenue for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenue for other owners' gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company's over and under produced gas balancing positions are considered in the Company's proved oil and gas revenues. Gas imbalances at September 30, 2009 and December 31, 2008 were not significant.

Asset Retirement Obligation

        The Company accounts for its asset retirement obligations by recording the fair value of a liability for an asset retirement obligation recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties in the condensed consolidated balance sheets. The Company depletes the amount added to proved oil and gas property costs. The future cash outflows associated with settling the asset retirement obligations that have been accrued in the accompanying balance sheets are excluded from the ceiling test calculations. The Company also depletes the estimated dismantlement and abandonment costs, net of salvage values, associated with future development activities that have not yet been capitalized as asset retirement obligations. These costs are also included in the ceiling test calculation. The asset retirement liability is allocated to operating expense using a systematic and rational method. As of September 30, 2009, and December 31, 2008, the Company has recorded a net asset of $620,974 and $501,900 and a related

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

liability of $1,034,000 and $787,180, respectively. The information below reconciles the value of the asset retirement obligation for the periods presented.

	For the Period Ended
	September 30, 2009	December 31, 2008
Balance beginning of period	$787,180	$874,498
Liabilities incurred	175,047	—
Liabilities settled	—	(147,252)
Accretion expense	71,773	59,934

Balance end of period	$1,034,000	$787,180

Off Balance Sheet Arrangements

        On September 14, 2009, the Company entered into an amendment (the "Amendment") to the drilling rig contract in respect of one of its two drilling rigs (the "Second Rig"). Under the terms of the original drilling rig contract (the "Original Second Rig Contract"), which has a two-year drilling commitment, the Company was scheduled to take delivery of the Second Rig in February 2009. In consideration of such deferral, pursuant to the Amendment, the Company has agreed to make monthly payments until the earlier of delivery of the Second Rig or the expiration of 12 months (the "Delay Payments"). If the Company does not accept delivery of the Second Rig, the aggregate amount of the Delay Payments will be $1.9 million. If the Company takes delivery of the Second Rig during this 12-month period, a portion of the Delay Payments may be applied in the form of a credit against future operating charges incurred by the Company under the Original Second Rig Contract. The actual amount of the credit will decrease as time passes creating an incentive for the Company to take delivery or locate a party to assume the rig commitment.

        Other than standard operating leases and our drilling rig commitments, as amended, the Company did not have any other off balance sheet financing arrangements at September 30, 2009 and December 31, 2008.

Recently Adopted Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued The FASB Accounting Standards Codification ("ASC') which became effective for interim and annual reporting periods ending after September 15, 2009. The Codification is the source of authoritative U.S. GAAP recognized by the FASB. The adoption of the Codification did not have a material impact on the Company's financial position or results of operations.

        In December 2007, the FASB issued a pronouncement regarding business combinations ("ASC 805"). This pronouncement is effective for the Company's financial statements issued after January 1, 2009. Under previous pronouncements, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity. ASC 805 requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date. ASC 805 will have a significant impact on the accounting for transaction costs, restructuring costs as well as the initial recognition of contingent assets and liabilities assumed during a business combination. Under ASC 805, adjustments to the acquired entity's deferred tax assets and uncertain tax position balances

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill. As the provisions of ASC 805 are applied prospectively, the impact to the Company cannot be determined until the transactions occur.

        In May 2009, the FASB issued a pronouncement regarding subsequent events ("ASC 855"). ASC 855 provides guidance for management's assessment of subsequent events. An additional disclosure required by ASC 855 is to identify the 'as of' date of the subsequent event. ASC 855 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on the Company's financial position or results of operations.

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

Note 3—Wells in Progress

        The following table reflects the net changes in capitalized additions to wells in progress during the nine months ended September 30, 2009 and the year ended December 31, 2008, and does not include amounts that were capitalized and reclassified to producing wells in the same period. At September 30, 2009, the Company had three wells waiting completion in its Bakken oil play on the FBIR and four wells waiting completion on its Vermillion Basin prospect. The three wells in the Bakken oil play are anticipated to be completed during the fourth quarter of 2009. One well in the Vermillion Basin is currently engaged in completions operations.

	For the Nine Months Ended September 30, 2009	For the Year Ended December 31, 2008
Beginning balance	$728,093	$414,074
Additions to capital wells in progress costs pending the determination of proved reserves	13,607,958	728,093
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves to full cost pool	(9,632,284)	(414,074)

Ending balance	$4,703,767	$728,093

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Common Stock

        In May 2009, the Company entered into agreements to sell 9.6 million shares of our common stock to certain institutional investors, in a non-brokered registered direct offering. The common stock offered was registered on a universal shelf registration statement on Form S-3 (No. 333-152311) that was filed with the SEC on July 14, 2008 and declared effective by the SEC on July 24, 2008. The aggregate gross proceeds from the offering were $7.2 million. The Company paid $107,825 in expenses related to the offering. The net proceeds were used principally for drilling and completion activities on our leases in the Bakken oil play located on the Forth Berthold Indian Reservation in North Dakota and for other general corporate activities.

        In October 2009, the Company issued 13.8 million shares of common stock in a public offering (see Note 9) for gross proceeds of approximately $30.3 million. The proceeds will be used principally for drilling and completion activities on the Company's leases in the Bakken oil play located on the FBIR and for other general corporate activities.

Note 5—Stock-based Compensation Plan

        In 2007, the Company adopted the 2007 Stock Incentive Plan (the "2007 Plan"), which replaced the Incentive Share Option Plan (the "Pre-existing Plan"). The 2007 Plan authorizes the Company to issue stock options, stock appreciation rights (SARs), restricted stock and restricted stock units, performance awards, stock or property, stock awards and other stock-based awards to any employee, consultant, independent contractor, director or officer of the Company. A total of 8,000,000 shares of common stock may be issued under the 2007 Plan, which includes shares issuable under the Pre-existing Plan pursuant to options outstanding as of the effective date of the 2007 Plan. No more than 8,000,000 shares may be used for stock issued pursuant to incentive stock options and the number of shares available for granting restricted stock and restricted stock units shall not exceed 1,000,000, subject to adjustment as defined in the 2007 Plan. The Company granted 1,150,000 stock options at a stock price of $1.18 per share and 1,606,000 stock options at a stock price of $2.65 per share during the nine month periods ended September 30, 2009 and 2008, respectively.

        Compensation expense charged against income for all stock-based awards during the nine months ended September 30, 2009 and 2008 on a pre-tax basis was approximately $2.1 million and $2.7 million, respectively, which is included in general and administrative expense in the Condensed Consolidated Statements of Operations.

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Stock-based Compensation Plan (Continued)

        The following assumptions were used for the Black-Scholes-Merton model to calculate the stock-based compensation expense for the periods presented:

	For the Periods Ended
	September 30, 2009	December 31, 2008
Risk free rates	1.24 - 1.34%	1.60 - 4.53%
Dividend yield	0%	0%
Expected volatility	107.01 - 108.93%	54.37 - 104.22%
Weighted average expected stock option life	2.97 years	4.98 years
The weighted average fair value at the date of grant for stock options granted is as follows:
Weighted average fair value per share	$0.77	$1.08
Total options granted	1,150,000	2,296,000
Total weighted average fair value of options granted	$811,013	$2,147,541

        A summary of the stock options outstanding as of September 30, 2009 is as follows:

	Number of Options	Weighted Average Exercise Price
Balance outstanding at December 31, 2008	7,507,499	$2.87
Granted	1,150,000	1.18
Canceled	(720,666)	2.30
Expired	(775,000)	0.45
Exercised	(250,500)	0.90

Balance outstanding at September 30, 2009	6,911,333	$2.99

Options exercisable at September 30, 2009	4,257,000	$3.62

        At September 30, 2009, stock options outstanding were as follows:

Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)
$0.36 - $1.00	680,000	9.21
$1.01 - $2.00	2,000,000	3.05
$2.01 - $3.00	350,000	7.53
$3.01 - $4.00	2,226,333	3.99
$4.01 - $5.00	190,000	1.70
$5.01 - $6.26	1,465,000	7.61

	6,911,333	5.11

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Stock-based Compensation Plan (Continued)

        The aggregate intrinsic value of both outstanding and vested options as of September 30, 2009 was $3,966,700 based on the Company's September 30, 2009 closing common stock price of $2.40 per share. The total grant date fair value of the shares vested during the nine months ended September 30, 2009 was $2,431,654. As of September 30, 2009, there was $2,306,974 of total unrecognized compensation cost related to unamortized options. That cost is expected to be recognized over a period of approximately three years.

        As of September 30, 2009, there were 23,000 unvested shares of restricted stock grants with a weighted-average grant date fair value of $3.69 per share. Total unrecognized compensation cost of $70,761 related to non-vested restricted stock is expected to be recognized over a two-year period. The Company recognizes compensation cost over the requisite service period for the entire award. The fair value of restricted stock grants is based on the stock price on the grant date and the Company assumes no annual forfeiture rate.

Note 6—Commitments and Contingencies

        The Company leases office facilities under an operating lease agreement that expires on June 30, 2012. Rent expense was $186,131 and $207,105 for the nine month periods ended September 30, 2009 and 2008, respectively.

        The following table shows the remaining annual rentals per year for the life of the lease:

Years ending on December 31,
2009	69,233
2010	279,307
2011	292,217
2012	147,641

Total	$788,398

        During the second quarter of 2008, the Company entered into contracts for the use of two new-build drilling rigs. The first rig was placed into operation in November 2008 and entails a two-year drilling commitment or specific termination fees if drilling activity is cancelled prior to September 15, 2010. The Company intends to continue to utilize this rig in its drilling operations on the FBIR. The estimated termination fee for the first rig is approximately $4.0 million as of September 30, 2009. Under the terms of the Original Second Rig Contract, the Company was initially scheduled to take delivery of the Second Rig in February 2009. However, effective August 2009, the Company and the contractor have agreed to an amendment to the Original Second Rig Contract to defer such delivery. Under the amendment, the Company will make Delay Payments until the earlier of delivery of the Second Rig or the expiration of twelve months totaling up to an aggregate of $1.9 million. If the Company takes delivery of the Second Rig during this 12-month period, a portion of the Delay Payments may be applied in the form of a credit against future operating charges incurred by the Company under the Original Second Rig Contract, which has a two-year drilling commitment. The actual amount of the credit will decrease as time passes creating an incentive for the Company to take delivery or locate a party to assume the rig commitment. In the event that the Company does not take delivery of the Second Rig before the expiration of the 12-month period or cancels the Original Second Rig Contract after delivery, the Company may be required to pay a termination fee under the Original

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Commitments and Contingencies (Continued)

Second Rig Contract. The maximum termination fee payable by the Company would be $5.6 million, against which all of the Delay Payments would be applied in the form of a credit.

        As is customary in the oil and gas industry, the Company may at times have commitments in place to reserve or earn certain acreage positions or wells. If the Company does not meet such commitments, the acreage positions or wells may be lost.

Note 7—Credit Facility

        On September 11, 2008, our wholly owned subsidiary, Kodiak Oil & Gas (USA) Inc. ("Kodiak USA"), entered into a $20 million, two-year, revolving, senior secured credit facility (the "Credit Facility") with Bank of the West, NA ("Bank of the West"). Borrowings made under the Credit Facility are guaranteed by the Company and collateralized by mortgages on substantially all of our producing oil and gas properties located outside the boundaries of the FBIR. The Credit Facility also provides for letters of credit that may be used for general corporate purposes. Our aggregate borrowings and outstanding letters of credit under the Credit Facility may not, at any time, exceed the borrowing base. Interest on borrowings under the Credit Facility accrues at variable interest rates, at our election, at either:

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

        As of September 30, 2009, we had no outstanding borrowings under the Credit Facility and we had $209,899 in commercial letters of credit outstanding, which is considered usage (not borrowings) for purposes of calculating availability and commitment fees. We capitalized deferred financing costs related to the institution of the Credit Facility, which is amortized on a straight-line basis over the term of the Credit Facility. The borrowing base is re-determined semi-annually in May and November. The November 2009 review was completed in October 2009. Effective November 1, 2009 the borrowing base is $1.625 million. To date, we have never borrowed against our Credit Facility, and since September 30, 2009, we have not had any new letters of credit issued.

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

Note 9—Subsequent Event

        In October 2009, the Company issued 13,800,000 shares of common stock in a public offering for gross proceeds of $30,360,000. The common stock offered was registered on a universal shelf registration statement on Form S-3 (No. 333-152311) that was filed with the SEC on July 14, 2008 and declared effective by the SEC on July 24, 2008. The Company estimates expenses of $1,718,000 will be paid related to the offering resulting in net proceeds of $28,642,000. The net proceeds will be used principally for drilling and completion activities on the Company's leases in the Bakken oil play and for other general corporate activities.

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

        Forward-looking statements are based on assumptions and estimates and are subject to risks and uncertainties. We have identified in this Quarterly Report some of the factors that may cause actual results to differ materially from those expressed or assumed in any of our forward-looking statements. There may be other factors not so identified. Factors that may cause actual results to differ materially from those expressed or implied by our forward-looking statements include, but are not limited to, the factors set forth, from time to time, by us in reports filed with the SEC, including those described under the heading "Risk Factors" in our Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2008 and the following:

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

Overview

        Kodiak Oil & Gas Corp. ("Kodiak," "we" or the "Company") is an independent energy company focused on the exploration, exploitation, acquisition and production of natural gas and crude oil in the United States. Our oil and natural gas reserves and operations are primarily concentrated in two Rocky Mountain basins, the Williston Basin of North Dakota and Montana and the Green River Basin of Wyoming and Colorado. Kodiak's corporate strategy is to internally identify prospects, acquire lands encompassing those prospects and evaluate those prospects using subsurface geology and geophysical data and exploratory drilling. Using this strategy, we have developed an oil and natural gas portfolio of proved reserves, as well as development and exploratory drilling opportunities on high potential conventional and non-conventional oil and natural gas prospects that we have the opportunity to explore, drill and develop. Significant prospects in our portfolio currently include the following:

  Williston Basin

  •
  Bakken and Three Forks oil play in Mountrail and Dunn Counties, North Dakota:  As of September 30, 2009, we owned an interest in approximately 55,000 gross (35,000 net) acres in this highly prospective play. All of our acreage in this play is located on the FBIR. We have completed eight wells in this play, which includes bringing two wells on to production during the third quarter of 2009. We anticipate completion of at least three additional wells in 2009 during the fourth quarter. In the first nine months of 2009, we incurred capital expenditures of approximately $18.4 million on the FBIR largely related to the drilling operations on this oil play where we have drilled nine wells to date and have recently spud our tenth well. We anticipate total capital expenditures in the Bakken oil play to be approximately $21.0 million for the 2009 fiscal year.

  •
  Other Williston Acreage in eastern Montana and western North Dakota:  As of September 30, 2009, we owned an interest in approximately 44,000 gross (25,000 net) acres in Sheridan County, Montana and McKenzie and Divide Counties, North Dakota. This acreage is prospective for Mission Canyon, Red River, Bakken and Three Forks. We anticipate drilling two wells to test the Red River formation in late 2009 or early 2010 where we will have the opportunity to evaluate the Bakken and Three Fork formations.

  Green River Basin / Vermillion Basin

  •
  Vermillion Basin of southwest Wyoming:  In early 2008, we entered into an exploration and development agreement with Devon Energy Production Company, L.P. ("Devon"), a wholly owned subsidiary of Devon Energy Corp., as part of our strategy to develop our play in the Vermillion Basin. During 2008, Devon drilled four wells on the prospect acreage, two of which were drilled horizontally and two which were drilled vertically into the Baxter Shale. Effective August 1, 2009, we entered into an amendment with Devon whereby we have assigned additional interests to Devon. In return, we will be carried for our 25% working interest in two horizontal completions on wells that were drilled earlier, one located in the Coyote Flats Unit and the other located in the Horseshoe Basin Unit and retain an approximate 25% working interest in the balance of the acreage. The first of the two horizontal wells is currently undergoing completion operations. After the effect of the amendment, as of September 30, 2009, we owned an interest in approximately 44,000 gross (9,200 net) acres in the Vermillion Basin.

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

        In October 2009, we issued 13.8 million shares of common stock in a public offering for gross proceeds of approximately $30.3 million. The common stock offered was registered on a universal shelf registration statement on Form S-3 (No. 333-152311) that was filed with the SEC on July 14, 2008 and declared effective by the SEC on July 24, 2008. We estimate that expenses of $1.7 million will be paid related to the offering, resulting in net proceeds of $28.6 million.

        The proceeds from this offering will be used principally to fund the exploration and development of our acreage within the FBIR in Dunn County, North Dakota and for other general corporate activities. We currently have 16 well bore permits (eight drilling pads) approved by the Bureau of Indians Affairs and the Bureau of Land Management, including the two Moccasin Creek wells, which are expected to be spud in 2009. With these permits, we have developed a preliminary 2010 drilling program of ten to twelve gross wells, or five to six net wells, utilizing our existing drilling rig. Additionally, we have been advised by our joint venture partner that exploration efforts on the non-operated portion of our leasehold are expected to begin in the second quarter of 2010. If our joint venture partner commences drilling activity in 2010, we anticipate that we may participate in as many as 17 to 20 gross wells, or approximately nine to 11 net wells, during 2010. Over the next several months, after we complete the analysis of oil and gas production from the recently completed Charging Eagle wells and the Tall Bear well that has been drilled but not completed, we will consider a second Kodiak-operated rig to develop the Twin Buttes Federal Unit. The Twin Buttes Federal Unit is geographically separated from our northwestern and western core operating areas by the Little Missouri River making rig mobilizations and demobilizations more capital intensive. We anticipate that the net proceeds from the offering, together with cash generated from anticipated production, will be sufficient to support our planned oil and natural gas exploration program through the end of 2010. If we realize lower than expected cash flow from production, either due to lower than anticipated production levels or a decline in commodity prices from recent levels, we would need to curtail our planned exploration activity or seek alternative sources of capital, including by means of entering into joint ventures with other exploration and production companies, sales of interests in certain of our properties or by undertaking additional financing activities, which may not be available in amounts or on terms acceptable to us, if at all.

Recent Developments

Completion Activities

        Our Charging Eagle CE #1-22-10H well, a 9,949 foot horizontal lateral, was recently successfully completed in 15 stages. The well recorded initial 24-hour production rates of 1,288 barrels of oil equivalent per day, comprised of 1,187 barrels of oil per day and 606 thousand cubic feet of natural gas per day. We operate the CE #1-22-10H well with a 55% working interest and a 45% net revenue interest.

        The CE #1-22-23H well, a shorter 6,620 foot horizontal lateral, was recently successfully completed in 13 stages. The well recorded initial 24-hour production rates of 845 barrels of oil equivalent per day, comprised of 769 barrels of oil per day and 452 thousand cubic feet of natural gas per day. We operate the CE #1-22-23H well with a 60% working interest and a 50% net revenue interest

Drilling Operations

Twin Buttes Federal Unit, Charging Eagle and Tall Bear Areas

        Our Tall Bear #16-15-16H well reached total measured depth of 19,800 feet in mid-October 2009 with a 9,442 foot horizontal lateral in the Middle Bakken member. We continued to improve our drilling operation efficiencies, reaching total depth with liner installation in 25 days. We operate the TB #16-15-16H well with a 60% working interest and a 50% net revenue interest. The well is located approximately five miles east of our wells on the Charging Eagle prospect and is scheduled for a 19-stage fracture stimulation completion for later in the fourth quarter of 2009. The TB #16-15-16H well is the third and final well that will be drilled during 2009 within the Twin Buttes Federal Unit.

Moccasin Creek

        We recently completed drilling pad construction in the Moccasin Creek area in the southwestern portion of our Fort Berthold leasehold. We spud our tenth well on the FBIR, the MC #16-3-11H well, in October 2009. The well is intended to test the productive potential of the Bakken shale with an approximate 4,700 foot horizontal lateral well bore design drilled on a 320-acre spacing unit. We operate the MC #16-3-11H well with a 60% working interest and a 49% net revenue interest. This is the third well drilled under an exploration agreement reached during the fourth quarter 2008 pursuant to which we are required to pay 20% of the completed well costs for our 60% working interest.

        Upon reaching total depth on the MC #16-3-11H well, we intend to skid the rig and spud the MC #16-3H well utilizing the same pad. We operate the well with a 60% working interest and a 49% net revenue interest. The MC #16-3H well is also expected be drilled on a 320-acre spacing unit with an approximate 4,100 foot lateral.

The following summary provides a tabular presentation of data pertinent to Kodiak's middle Bakken wells drilled, completed and in progress.

Kodiak Oil & Gas Corp. Drilling and Completion Activities
Longer Laterals (8,000' to 10,000')
Well	WI / NRI (%)	Days to TD*	Length of Lateral	Completion Date	Number of Stages	IP 24-Hour Test BOE/D	First 30 Day BOE Production	Note
TSB #16-8-7H	37.5 / 30.5	28	8.995'	6/7/2009	15	1,856	23,874	Flowing well
TSB #14-33-28H	50 /41	31	8,313'	8/3/2009	15	1,492	21,400	Flowing well
CE #1-22-10H	55 /45	32	9,949'	10/18/2009	15	1,288	—	Flowing well
TB #16-15-16H	60 /50	25	9,442'	—	19	—	—	Waiting completion

Shorter Laterals (4,000' to 7,000')
Well	WI / NRI (%)	Days to TD*	Length of Lateral	Completion Date	Number of Stages	IP 24-Hour Test BOE/D	First 30 Day BOE Production	Note
MC #16-34-2H	60 /49	41	4,169'	4/23/2009	8	711	9,155	Flowing well
MC #16-34H	60 / 49	36	4,150'	5/4/2009	5	1,394	14,720	Flowing well
TSB #16-8-16H	50 /41	31	4,465'	6/18/2009	5	811	12,758	Flowing well
TSB #14-33-6H	50 /41	26	4,163'	8/24/2009	6	978	13,608	Flowing well
CE #1-22-23H	60 /50	19	6,620'	10/18/2009	13	845	—	Flowing well
MC #16-3-11H	60 /49	—	**4,700'	—	—	—	—	Spud October 2009
MC #16-34H	60 /49	—	**4,100'	—	—	—	—	Spud after MC#16-3-11H

*
Includes running liner in the hole

**
Approximate length of lateral

Production, Average Sales Prices, and Production Costs

        Our results of operations and financial condition are significantly affected by oil and natural gas commodity prices, which can fluctuate dramatically. Commodity prices are beyond our control and are difficult to predict. Market prices reflect worldwide concerns regarding economic conditions and demand for petroleum products, amid a host of uncertainties caused by political instability, fluctuations in the U.S. dollar and crude oil refining constraint. We receive lower prices for our oil and gas than what is posted on the New York Mercantile Exchange ("NYMEX"). The price differentials received for our products vary from month to month, and we do not currently hedge our commodity sales in place. As production volumes increase, we will consider an appropriate risk management strategy.

        The Company's oil and gas sales volumes are directly related to the results of its exploratory and acquisition activities. Production volumes may vary monthly as various wells are completed or maintained in an effort to provide optimal production. Sales volumes, prices received and production costs are summarized in the following table for the three and nine month periods ended September 30, 2009 and September 30, 2008.

	For the three months ended		For the nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Sales Volume:
Gas (Mcf)	47,982	42,000	206,554	144,709
Oil (Bbls)	61,121	14,832	112,921	43,691
Production volumes (BOE)	69,118	21,832	147,347	67,809
Price:
Gas ($/Mcf)	$2.70	$3.57	$2.62	$7.45
Oil ($/Bbls)	$58.94	$107.47	$52.77	$103.18
Production costs ($/BOE):
Lease operating expenses	$3.80	$31.06	$3.44	$36.16
Production and property taxes	$6.69	$10.07	$4.45	$8.73
Gathering, transportation & & marketing	$0.21	$0.96	$0.46	$1.15

Results of Operations

For the Three Months Ended September 30, 2009 compared to the Three Months Ended September 30, 2008

        The Company reported a net loss for the three months ended September 30, 2009 of approximately $9,000 compared to a net loss of $18.0 million for the same period in 2008. Included in the net loss for 2008 was an impairment charge of $15.5 million. There was no impairment charge during the three months ended September 30, 2009. Additionally, the improvement in net loss is attributable to the new production from our FBIR wells, which began producing in the second and third quarters of 2009, and from new wells coming on to production in the fourth quarter of 2008 in our Vermillion Basin area. For the period, our volumes on a BOE basis increased 217% from 21,832 BOE in the third quarter of 2008 to 69,118 BOE during the third quarter of 2009. This increase in volumes was offset by lower oil and natural gas pricing during the three month period ended September 30, 2009 versus the three month period ended September 30, 2008. Oil price realizations declined by 45% to $58.94 per barrel for the three month period ended September 30, 2009, compared to $107.47 per barrel for the same period in 2008. Total natural gas price realizations decreased 24% to $2.70 per Mcf for the three month period ended September 30, 2009, compared to $3.57 per Mcf for the same period in 2008. Our increased production for the period offset the lower pricing, resulting in an increase in oil and gas revenue of $2.0 million or a 114% increase in revenue for the three month period ended September 30, 2009 compared to the same period in 2008.

	For the three months ended
	September 30, 2009	September 30, 2008
Financial Results
Total revenue	$3,739,329	$1,782,351
Total costs and expenses	$3,748,369	19,742,000
Net loss	$(9,040)	$(17,959,649)
Diluted net loss per common share	$(0.00)	$(0.20)
Capital Resources and Liquidity
Cash and cash equivalents at end of the period	$1,754,518	$11,191,928
Net cash provided by (used in) operating activities	$5,751,820	$(4,803,130)
Capital expenditures—oil and gas properties excluding accruals and proceeds from divestitures	$9,370,292	$2,758,879
Adjusted EBITDA (see below discussion)	$1,808,960	$(461,635)

Oil and Gas Revenue and Production

        During the three month period ended September 30, 2009, as compared to the same period in 2008, crude oil production volumes increased 312% due to new production from completion operations on our FBIR area during the second and third quarters of 2009. Natural gas production volumes increased 14% due to production from new wells in our Vermillion Basin area which came on-line in the fourth quarter of 2008. Oil and natural gas revenues increased by $2.0 million or 114% in the third quarter of 2009 compared to the third quarter of 2008 primarily due to our increased volumes attributable to our recent well completions.

Lease Operating Expenses

        The Company recorded workover, lease operating and production tax expense of $740,185 during the three month period ended September 30, 2009, as compared to $856,398 during the same period in 2008. The decrease is attributed to workover expenses recorded during 2008 and our curtailment of certain gas wells due to low commodity prices in 2009, which reduced our lease operating expense for the wells shut in during the period.

Depletion, Depreciation and Amortization

        Depreciation, depletion, amortization and abandonment liability accretion ("DD&A"), was $1.1 million for the three month period ended September 30, 2009, compared to $1.2 million for the same period in 2008. DD&A expense decreased during the third quarter of 2009 compared to the same period in 2008. The decrease in DD&A expenses was due to the impairment charges recognized in 2008, which reduced the full cost pool by $47.5 million year over year, thereby decreasing the DD&A expense recorded offset by increases in total proved reserves and additions to the amortization base during the quarter.

Ceiling Test Impairment

        Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower of unproved properties that are subject to amortization. For the three months ended September 30, 2009, no impairment charges were recorded. For the three months ended September 30, 2008, we recorded an impairment of $15.5 million.

General and Administrative Expense

        The Company's general and administrative costs were approximately $2.0 million for the three months ended September 30, 2009 compared to approximately $2.2 million for the same period in 2008. This 9% reduction for the period is primarily due to our ongoing cost containment efforts. Excluding the non-cash stock-based compensation expense in each period, our general and administrative expenses declined by approximately $197,000 or 14% during the three month period ended September 30, 2009 as compared to the same period in 2008. This decline is primarily attributed to lower costs related to employee costs, travel and consulting. Our stock- based compensation expense of approximately $772,000 related to options and restricted stock issued to officers, directors and employees was recorded for the three months ended September 30, 2009. The expense was equivalent to the approximate $775,000 stock-based compensation expense recorded for the same period in 2008.

EBITDA

        In evaluating its business, Kodiak considers earnings before interest, taxes, depreciation, depletion, amortization, gains or losses on foreign currency, stock-based compensation expense and accretion of abandonment liability, ("Adjusted EBITDA") as a key indicator of financial operating performance and as a measure of the ability to generate cash for operational activities, future capital expenditures and servicing of borrowings under the Company's Credit Facility. The Company's Adjusted EBITDA increased by approximately $2.3 million to approximately $1.8 million for the three months ended September 30, 2009 from the same period in 2008. The increase in Adjusted EBITDA was primarily the result of the increase in both oil and natural gas production due to our successful drilling and completion operations during the period as compared to the same period in 2008. Adjusted EBITDA is not a Generally Accepted Accounting Principle ("GAAP") measure of performance. The Company uses this non-GAAP measure primarily to compare its performance with other companies in the industry that make a similar disclosure and as a measure of its current liquidity. The Company believes that this measure may also be useful to investors for the same purpose and for an indication of the Company's ability to generate cash flow at a level that can sustain or support our operations and capital investment program. Investors should not consider this measure in isolation or as a substitute for operating income or loss, cash flow from operations determined under GAAP or any other measure for determining the Company's operating performance that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA and net income for the three months ended September 30, 2009 and 2008 is provided in the table below:

	Three months ended September 30, 2009	Three months ended September 30, 2008
Reconciliation of Adjusted EBITDA:
Net income (loss)	$(9,040)	$(17,959,649)
Add back:
Depreciation, depletion, amortization and accretion	1,050,481	1,220,222
Asset impairment	—	15,500,000
(Gain) / loss on foreign currency exchange	(4,384)	2,992
Stock based compensation expense	771,903	774,800

Adjusted EBITDA	$1,808,960	$(461,635)

Results of Operations

For the Nine Months Ended September 30, 2009 compared to the Nine Months Ended September 30, 2008

        The Company's net loss for the nine months ended September 30, 2009 of $2.2 million improved from a net loss of $22.5 million for the same period in 2008. Included in the net loss for 2008 was an impairment charge of $15.5 million. There was no impairment charge during the nine months ended September 30, 2009. For the nine month periods ended September 30, 2008 and 2009, our volumes on a BOE basis increased by 117% from 67,809 BOE to 147,347 BOE. The increase in volumes is attributable to new production from our FBIR wells, which began production in the second and third quarters of 2009, and from new wells coming on to production in late 2008 in our Vermillion Basin area. Additionally, we had production from our existing wells during the nine month period in 2009 that were shut-in for workover activities during the same period of 2008. This increase in volumes was offset by lower oil and natural gas pricing realized during the nine month period ended September 30, 2009 versus the nine month period ended September 30, 2008. Oil price realizations declined by 49% to $52.77 per barrel for the nine month period ended September 30, 2009, compared to $103.18 per barrel for the same period in 2008. Total natural gas price realizations decreased 65% to $2.62 per Mcf for the nine month period ended September 30, 2009, compared to $7.45 per Mcf for the same period in 2008. Due to our increase in production, our total revenue increased by approximately $0.8 million during the nine month period ended 2009 compared to the same period in 2008.

	For the nine months ended
	September 30, 2009	September 30, 2008
Financial Results
Total revenue	$6,543,719	$5,744,578
Total costs and expenses	8,718,520	28,234,704
Net loss	$(2,174,801)	$(22,490,126)
Diluted net loss per common share	$(0.02)	$(0.25)
Capital Resources and Liquidity
Cash and cash equivalents at end of the period	$1,754,518	$11,191,928
Net cash provided by (used in) operating activities	$5,058,188	$(3,113,204)
Capital expenditures—oil and gas properties excluding accruals and proceeds from divestitures	$18,778,013	$11,930,131
Adjusted EBITDA (see below discussion)	$1,899,931	$(1,124,015)

Oil and Gas Revenue and Production

        During the nine month period ended September 30, 2009 as compared to the same period in 2008, natural gas production volumes increased 43% due to production from wells shut-in for workover operations in 2008 that are now producing and from new production which came on-line in the fourth quarter of 2008, while crude oil production volumes increased 158% due to new production coming on-line during May and June of 2009 from completion operations in our FBIR area. Due to the increase in both oil and natural gas volumes, total revenues increased by $0.8 million to $6.5 million for the nine month period ended September 30, 2009, compared to the same period in 2008.

Lease Operating Expenses

        The Company recorded workover, lease operating and production tax expense of $1.2 million during the nine month period ended September 30, 2009, as compared to $3.1 million during the same period in 2008. In the first nine months of 2008, we performed workover operations on our producing Bakken oil wells in McKenzie County, North Dakota. The net cost of approximately $1.7 million related to the repair work was charged to oil and gas production costs and expenses in the first nine months of 2008. Excluding workover operations but including both lease operating and production tax expense, our lease operating costs decreased by approximately $172,000 for the nine month period ended September 30, 2009, as compared to the same period in 2008. We have shut in certain oil and gas wells due to low commodity prices that rendered the wells currently non-commercial, which reduced our lease operating expense during the period.

Depletion, Depreciation and Amortization

        DD&A was $1.9 million for the nine month period ended September 30, 2009, compared to $3.1 million for the same period in 2008. DD&A expense decreased during the first nine months of 2009 due to the impairment charges taken in 2008, which reduced the full cost pool by $47.5 million year over year thereby decreasing the DD&A expense recorded offset by increases in total proved reserves and additions to the amortization base during the year.

Ceiling Test Impairment

        Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower of unproved properties that are subject to amortization. For the nine months ended September 30, 2009 no impairment charge was recorded. For the nine months ended September 30, 2008 an impairment charge of $15.5 million was recorded.

General and Administrative Expense

        The Company's general and administrative costs were approximately $5.6 million for the nine months ended September 30, 2009 compared to approximately $6.5 million for the same period in 2008. This 14% reduction for the period is primarily due to lower stock-based compensation expense recorded in 2009 versus 2008 and an ongoing effort to reduce general and administrative costs company-wide. Excluding the non-cash stock-based compensation expense in each period, our general and administrative expenses declined by approximately $335,000, or 9%, during the nine month period of 2009 as compared to the same period in 2008. This decline is primarily attributed to lower costs related to employee costs, travel and consulting. In addition, we recorded lower stock-based compensation expense of approximately $2.1 million for the nine months ended September 30, 2009 compared to $2.7 million recorded for the same period in 2008, related to options and restricted stock issued to officers, directors and employees. The reduction in the stock-based compensation expense is due in part to the reversal recorded of non-vested performance based stock options that expired as of March 20, 2009. Stock-based compensation expense related to the expired performance based stock options was approximately $122,000.

EBITDA

        In evaluating its business, Kodiak considers earnings before interest, taxes, depreciation, depletion, amortization, gain on foreign currency, stock-based compensation expense and accretion of abandonment liability ("Adjusted EBITDA") as a key indicator of financial operating performance and as a measure of the ability to generate cash for operational activities, future capital expenditures and servicing of borrowings under the Company's Credit Facility. The Company's Adjusted EBITDA increased by approximately $3.0 million to approximately $1.9 million for the nine months ended September 30, 2009 from the same period in 2008. The increase in Adjusted EBITDA was primarily the result of the increase in both oil and natural gas production during the period as compared to the same period in 2008. Adjusted EBITDA is not a Generally Accepted Accounting Principle ("GAAP")

measure of performance. The Company uses this non-GAAP measure primarily to compare its performance with other companies in the industry that make a similar disclosure and as a measure of its current liquidity. The Company believes that this measure may also be useful to investors for the same purpose and for an indication of the Company's ability to generate cash flow at a level that can sustain or support our operations and capital investment program. Investors should not consider this measure in isolation or as a substitute for operating income or loss, cash flow from operations determined under GAAP or any other measure for determining the Company's operating performance that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA and net income for the nine months ended September 30, 2009 and 2008 is provided in the table below:

	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Reconciliation of Adjusted EBITDA:
Net income (loss)	$(2,174,801)	$(22,490,126)
Add back:
Depreciation, depletion, amortization and accretion	1,938,275	3,104,298
Asset impairment	—	15,500,000
(Gain) / loss on foreign currency exchange	(10,526)	19,501
Stock based compensation expense	2,146,983	2,742,312

Adjusted EBITDA	$1,899,931	$(1,124,015)

Liquidity and Capital Resources

        The following table sets forth our liquidity and capital resources as of the three and nine months ended September, 2009 and 2008 and does not include liquidity generated by the registered offering completed in October 2009:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Capital Resources and Liquidity
Cash and cash equivalents at end of the period	$1,754,518	$11,191,928	$1,754,518	$11,191,928
Net cash provided by (used in) operating activities	5,751,820	2,056,788	5,058,188	(3,113,204)
Net cash used in investing activities	(8,044,659)	(9,637,025)	(18,202,560)	(16,361,674)
Net cash provided by financing activities	225,450	17,572,738	7,317,625	17,651,488
Net cash flow	(2,067,389)	9,992,501	(5,826,747)	(1,823,390)

        Kodiak ended the third quarter of 2009 with total working capital of approximately $6.1 million, which included cash and cash equivalents of approximately $1.8 million as compared to working capital at year-end 2008 of approximately $15.4 million, which included cash and cash equivalents of approximately $7.6 million. Following the end of our third quarter, in October 2009, we completed a public offering of 13.8 million shares of our common stock, resulting in net proceeds of approximately $28.6 million (gross proceeds of approximately $30.3 million). In May 2009, we completed a registered direct offering of 9.6 million shares of our common stock, resulting in net proceeds of $7.1 million (gross proceeds of $7.2 million).

        As operator of our current activity in the Williston Basin, we must place orders and take delivery of tubular goods in advance of actual drilling in order to assure availability of the tubular goods. With the current level of drilling activity and requirements for tubular goods, it is anticipated that the prepaid amount will remain at a relatively constant level from period to period. As wells are drilled, these tubular goods become part of our cost of wells, whereby our working interest share is already paid while the portion related to other working interest partners is recovered through our joint interest billings. As of September 30, 2009, we had prepaid $7.3 million towards the cost of tubular goods ($6.8 million of tubular goods are inventoried in third party yards and $0.5 million of deposits for tubular goods will be delivered later this year), compared to $9.7 million at December 31, 2008. With respect to the decrease in prepaid tubular goods of $2.4 million from December 31, 2008 to September 30, 2009, approximately $6.9 million of prepaid tubular goods were used in operations ($3.4 million of which has been billed to working interest partners), and we took delivery of an additional $6.0 million of tubular goods of which we had made previous deposits of $1.5 million, therefore reducing our deposit balance to $0.5 million.

        Net cash flow provided by operating activities for the nine months ended September 30, 2009 was $5.1 million. Net cash used as investing activities (which includes recoupments from partners and restricted cash changes) totaled $18.2 million for the nine months ended September 30, 2009. These investing items were comprised of $18.8 million for oil and gas capital investments on an accrued accounting basis and then adjusted for oil and gas properties sold, prepaid tubular goods, expense accruals, and asset retirement obligations, resulting in a cash basis oil and gas capital investment of $18.8 million for the nine months ended September 30, 2009.

        Our results of operations and financial condition are significantly affected by the success of our exploration and land leasing activity, the resulting production and reserves, oil and natural gas commodity prices and the costs related to operating our properties. In the nine months ended September 30, 2009, our oil and natural gas revenue increase by 16% from $5.6 million as of September 30, 2008 to $6.5 million as of September 30, 2009. This increase is largely the result of the increase in our crude oil production in 2009 compared to 2008. Total costs and expenses decreased to $8.7 million for the nine months ended September 30, 2009 from $28.2 million for same period of 2008. This decline is largely due to an impairment charge of $15.5 million recognized in 2008 versus no impairment charge in 2009, workover expenses of $1.7 million incurred in 2008 that did not occur in 2009, a decrease in general and administrative expenses (including a decrease in the non-cash charge for stock based compensation due to a reversal of non-vested performance based options during the second quarter of 2009 of approximately $122,000) and lower stock-based compensation expense caused by a lower exercise price at which options were issued in 2009 as compared to the same period in 2008.

        As discussed above in note 7 to the financial statements, we have a Credit Facility currently available to us through Bank of the West. Any borrowings made under the Credit Facility are guaranteed by the Company and collateralized by mortgages on substantially all of our producing oil and gas properties located outside the boundaries of the FBIR. The Credit Facility also provides for letters of credit that may be used for general corporate purposes. Effective November 1, 2009, the borrowing base under the Credit Facility is $1.6 million. The borrowing base is re-determined semi-annually in May and November. To date, we have never borrowed against our Credit Facility, and since September 30, 2009, we have not had any new letters of credit issued. See note 7 to the financial statements for further information on our existing Credit Facility.

        During the first nine months of 2009, we incurred capital expenditures of approximately $18.8 million. We continue to evaluate and monitor our capital expenditures in relation to commodity prices. As oil prices have improved since the beginning of the year and drilling costs have declined during this same period, we have continued to drill and complete wells in the Williston Basin. We currently anticipate that we will continue those operations and our capital expenditures for the year are expected to be approximately $21.0 million for the 2009 fiscal year. Such estimate does not include any potential costs or fees associated with the Second Rig.

        The following tables set forth our capital expenditures for the nine months ended September 30, 2009 for our principal properties in 2009. Net capital expenditures include both cash expenditures and accrued expenditures and are net of proceeds from divestitures.

Project Location	Net Capital Expenditures(1) For the Nine Months Ended September 30, 2009 ($000)	Revised 2009 Budgeted Net Capital Expenditures(1) ($000)
Williston Basin
Mission Canyon/Red River wells and related infrastructure	—	700
Bakken wells and related infrastructure	18,400	19,555
Acreage/Seismic	(142)	500

Total Williston Basin	$18,258	$20,755

Wyoming
Vermillion Basin wells and related infrastructure	$517	$150
Acreage/Seismic	60	—

Total Wyoming	$577	$150

Total All Areas	$18,835	$20,905

(1)
Net Capital Expenditures include accruals and are net of proceeds from divestitures.

Oil and Gas Properties

        As of September 30, 2009, we had several hundred lease agreements representing approximately 163,000 gross and 87,000 net acres, primarily in the Green River and Williston Basins.

        As of September 30, 2009, we had an interest in approximately 55,000 gross acres and 35,000 net acres in the Bakken oil play located on the FBIR in Mountrail and Dunn Counties, North Dakota. The majority of our lands in this area are administered by the Bureau of Indian Affairs on behalf of the individual members of the Three Affiliated Tribes of the FBIR. Typically, these lands are acquired through a private negotiation with the individual land owners or the Three Affiliated Tribes and have a primary lease term of five years. The land owner typically retains an 18% landowner royalty. In most cases, these lands require an annual delay rental of $2.50 per net acre.

        As of September 30, 2009, we owned an interest in approximately 44,000 gross and 25,000 net acres in the Williston Basin outside the FBIR in Sheridan County, Montana and McKenzie and Divide Counties, North Dakota. This acreage is prospective for Mission Canyon, Red River, Bakken and Three Forks formations. We intend to drill two wells to test the Red River formation in late 2009 or early 2010, which will provide us with an opportunity to evaluate the Bakken and Three Fork formations.

        Our leasehold interests in the Vermillion Basin total approximately 44,000 gross and 9,200 net acres as of September 30, 2009. Our area of mutual interest with Devon will expire on January 1, 2013, unless extended by mutual agreement of the parties. Each party has agreed to a proportional share of any interest or lease acquired within the participating area. The following table sets forth our gross and net acres of developed and undeveloped oil and natural gas leases as of September 30, 2009.

	Undeveloped Acreage(1)		Developed Acreage(2)		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Green River Basin
Wyoming(3)	42,554	9,770	1,520	908	44,074	10,678
Colorado	7,339	4,960	0	0	7,339	4,960
Williston Basin
Montana	28,453	17,413	800	400	29,253	17,813
North Dakota	63,831	39,403	5,600	3,064	69,431	42,467
Other Basins
Wyoming	12,562	10,875	0	0	12,562	10,875
Acreage Totals	154,739	82,421	7,920	4,372	162,659	86,793

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

        The following table sets forth the gross and net acres of undeveloped land subject to leases that will expire either in 2009 or the following three years and have no options for renewal or are not included in federal units:

	Expiring Acreage
Year Ending	Gross	Net
December 31, 2009	1,000	800
December 31, 2010	31,101	16,607
December 31, 2011	7,791	3,773
December 31, 2012	32,403	19,342

Total	72,295	40,522

Off Balance Sheet Arrangements

        As discussed above in note 2 to the financial statements, on September 14, 2009, the Company entered into an Amendment in respect of its Second Rig. Under the terms of the Original Second Rig Contract, which has a two-year drilling commitment, the Company was scheduled to take delivery of the Second Rig in February 2009. In consideration of such deferral, pursuant to the Amendment, the Company has agreed to make Delay Payments until the earlier of delivery of the Second Rig or the expiration of 12 months. If the Company does not accept delivery of the Second Rig, the aggregate amount of the Delay Payments will be $1.9 million. If the Company takes delivery of the Second Rig during this 12-month period, a portion of the Delay Payments may be applied in the form of a credit against future operating charges incurred by the Company under the Original Second Rig Contract. The actual amount of the credit will decrease as time passes creating an incentive for the Company to take delivery or locate a party to assume the rig commitment.

        Other than standard operating leases and our drilling rig commitments, as amended, the Company did not have any other off balance sheet financing arrangements at September 30, 2009 and December 31, 2008.

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

        In June 2009, the Financial Accounting Standards Board ("FASB") issued The FASB Accounting Standards Codification ("ASC') which became effective for interim and annual reporting periods ending after September 15, 2009. The Codification is the source of authoritative U.S. GAAP recognized by the FASB. The adoption of the Codification did not have a material impact on the Company's financial position or results of operations.

        In December 2007, the FASB issued a pronouncement regarding business combinations ("ASC 805"). This pronouncement is effective for the Company's financial statements issued after January 1, 2009. Under previous pronouncements, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity. ASC 805 requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date. ASC 805 will have a significant impact on the accounting for transaction costs, restructuring costs as well as the initial recognition of contingent assets and liabilities assumed during a business combination. Under ASC 805, adjustments to the acquired entity's deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill. As the provisions of ASC 805 are applied prospectively, the impact to the Company cannot be determined until the transactions occur.

        In May 2009, the FASB issued a pronouncement regarding subsequent events ("ASC 855"). ASC 855 provides guidance for management's assessment of subsequent events. An additional disclosure required by ASC 855 is to identify the 'as of' date of the subsequent event. ASC 855 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on the Company's financial position or results of operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oil and Gas Price Fluctuations

        Our primary market risk is market changes in oil and natural gas prices. Prospective revenues from the sale of products or properties will be impacted by oil and natural gas prices. A $1.00 per Mcf change in the market price of natural gas will result in an approximate $206,554 change in our gross gas production revenue. A $1.00 per barrel change in the market price of oil will result in an approximate $112,921 change in our gross oil production revenue.

Interest Rate Fluctuations

        We currently maintain a portion of our available cash in redeemable short term investments, classified as cash equivalents, and our reported interest income from these short term investments could be adversely affected by any material changes in US dollar interest rates. A 1% change in the interest rate would have approximately a $31,443 annual impact if all of our cash, as of September 30, 2009, was invested in interest bearing notes.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of September 30, 2009. On the basis of this review, our management concluded that our disclosure controls and procedures are effective to give reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

        There have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Exchange Act) during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        None.

ITEM 1A.    RISK FACTORS

        There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 12, 2009. The risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its Annual General Meeting of Shareholders on August 13, 2009. The meeting was held to elect five directors to serve until the 2010 Annual General Meeting of Shareholders and to ratify the selection of Hein & Associates LLP as independent auditors of the Company for the year ending December 31, 2009.

        The results of the voting related to the elections of the nominees for director are below. The "For" column represents the number of affirmative votes, and the "Withheld" column represents the number of abstentions and broker non-votes by holders of common stock represented by either proxy or in person at the meeting.

Name	For	Withheld
Lynn A. Peterson	84,607,525	2,603,063
James E. Catlin	84,023,977	3,186,611
Rodney D. Knutson	84,599,230	2,611,358
Herrick K. Lidstone, Jr.	84,132,396	3,078,192
Don A. McDonald	84,657,496	2,553,092

        Shareholders voted 85,582,666 shares for the proposal to ratify the selection of Hein & Associates LLP as independent auditors of the Company for the fiscal year ending December 31, 2009, with 1,627,923 shares withheld.

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

KODIAK OIL & GAS CORP.
November 5, 2009	/s/ LYNN A. PETERSON Lynn A. Peterson President and Chief Executive Officer
November 5, 2009	/s/ JAMES KEITH DOSS James Keith Doss Chief Financial Officer (principal financial officer)