Form 10-Q
period 2010-03-31
Kodiak Oil & Gas Corp
filed 2010-05-07
CIK 1322866

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

        119,267,931 shares, no par value, of the Registrant's Common Stock were issued and outstanding as of May 4, 2010.

KODIAK OIL & GAS CORP.

INDEX

PART 1—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KODIAK OIL & GAS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$10,567,026	$24,885,546
Accounts receivable
Trade	5,595,388	2,562,779
Accrued sales revenues	3,607,513	1,909,221
Inventory, prepaid expenses and other	11,689,383	7,647,870

Total Current Assets	31,459,310	37,005,416

Oil and gas properties (full cost method), at cost:
Proved oil and gas properties	129,135,266	123,259,252
Unproved oil and gas properties	12,298,121	12,068,156
Wells in progress	4,562,156	2,691,107
Less-accumulated depletion, depreciation, amortization, accretion and asset impairment	(97,056,180)	(95,782,438)

Net oil and gas properties	48,939,363	42,236,077

Other property and equipment, net of accumulated depreciation of $305,891 in 2010 and $284,535 in 2009	501,439	441,531
Restricted investments	209,899	—

Total Assets	$81,110,011	$79,683,024

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$7,218,195	$7,742,617
Advances from joint interest owners	632,358	951,815
Commodity price risk management liability	122,230	—

Total Current Liabilities	7,972,783	8,694,432
Noncurrent Liabilities:
Asset retirement obligation	1,261,071	1,060,210

Total Liabilities	9,233,854	9,754,642

Commitments and Contingencies—Note 5
Stockholders' Equity:
Common stock—no par value; unlimited authorized
Issued and outstanding: 119,092,931 shares in 2010 and 118,879,931 shares in 2009
Contributed surplus	176,758,325	175,791,301
Accumulated deficit	(104,882,168)	(105,862,919)

Total Stockholders' Equity	71,876,157	69,928,382

Total Liabilities and Stockholders' Equity	$81,110,011	$79,683,024

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
FINANCIAL STATEMENTS

KODIAK OIL & GAS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009
Revenues:
Gas production	$233,241	$282,474
Oil production	5,487,724	495,259
Unrealized loss on risk management activities	(122,230)	—
Interest income	10,184	13,627

Total revenue	5,608,919	791,360

Cost and expenses:
Oil and gas production	1,222,233	148,529
Depletion, depreciation, amortization and accretion	1,320,605	355,340
General and administrative	2,085,331	1,915,098

Total costs and expenses	4,628,169	2,418,967

Net income (loss) attributable to common stock	$980,750	$(1,627,607)

Net income per common share:
Basic	$0.01	$(0.02)

Diluted	$0.01	$(0.02)

Weighted average shares outstanding:
Basic	118,931,087	95,129,431

Diluted	120,588,940	95,129,431

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
FINANCIAL STATEMENTS

KODIAK OIL & GAS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$980,750	$(1,627,607)
Reconciliation of net income (loss) to net cash (used in) operating activities:
Depletion, depreciation, amortization and accretion	1,320,605	355,340
Change in fair value of commodity price risk management activities, net	122,230	—
Stock based compensation	854,345	781,389
Changes in current assets and liabilities:
Accounts receivable-trade	(3,032,609)	(2,083,245)
Accounts receivable-accrued sales revenue	(1,698,292)	(241,092)
Prepaid expenses and other	(529,750)	380,077
Accounts payable and accrued liabilities	(423,939)	(38,253)

Net cash (used in) operating activities	(2,406,660)	(2,473,391)

Cash flows from investing activities:
Oil and gas properties	(7,446,700)	(3,817,427)
Equipment & prepaid drilling	(81,427)	—
Prepaid tubular goods	(4,286,514)	467,704
Restricted investment	(209,899)	249,272

Net cash (used in) investing activities	(12,024,540)	(3,100,451)

Cash flows from financing activity:
Proceeds from the issuance of shares	112,680	—

Net cash provided by financing activities	112,680	—

Net change in cash and cash equivalents	(14,318,520)	(5,573,842)
Cash and cash equivalents at beginning of the period	24,885,546	7,581,265

Cash and cash equivalents at end of the period	$10,567,026	$2,007,423

Supplemental cash flow information
Oil & gas property accrual included in Accounts payable and accrued liabilities	$1,021,000	$1,097,060

Asset retirement obligation	$175,354	$71,514

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
FINANCIAL STATEMENTS

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization

Description of Operations

        Kodiak Oil & Gas Corp. (together with its subsidiary, "Kodiak" or the "Company") is an independent energy company engaged in the exploration, exploitation, development, acquisition and production of natural gas and crude oil entirely in the western United States. The common shares of the Company are listed for trading on the NYSE Amex LLC and the Company's corporate headquarters are located in Denver, Colorado, USA.

        The Company was incorporated (continued) in the Yukon Territory, Canada on September 28, 2001.

Note 2—Basis of Presentation and Significant Accounting Policies

Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Kodiak Oil & Gas (USA) Inc ("Kodiak USA"). All significant inter-company balances and transactions have been eliminated in consolidation. The majority of the Company's business is transacted in US dollars and, accordingly, the financial statements are expressed in US dollars.

Liquidity and Capital Resources

        Kodiak's 2010 announced capital expenditure budget of approximately $60 million is primarily allocated to drilling and completing wells. If we identify acreage that meets our strategic requirements, we may re-allocate our capital expenditure budget to permit us to complete a potential acreage acquisition. Alternatively, depending on the availability and terms of capital resources that may be available to us, we may increase our capital expenditure budget to allow us to acquire additional acreage. In the second quarter of 2010, the Company announced one such acquisition as described below under the heading, "Acquisitions" in Note 9—Subsequent Events.

        We expect to fund our capital budget primarily from cash on hand, anticipated cash flows from operations, prepaid tubular goods and borrowings under a potential reserve-based revolving line of credit that is discussed in more detail below. If our existing and potential sources of liquidity are not sufficient to undertake our planned or revised capital expenditures, we may alter our drilling program, pursue joint ventures with third parties, sell interest in one or more of our properties or sell equity or debt securities. There can be no assurance that any such transactions can be completed or that such transactions will satisfy our operating capital requirements. If we are not successful in obtaining sufficient funding or completing an alternative transaction on a timely basis on terms acceptable to us, we would be required to curtail our planned expenditures or restructure our operations, and we would be unable to implement our original exploration and drilling program.

        During the second quarter of 2010, after discussions with several financial institutions regarding the establishment of a reserve-based revolving line of credit, Kodiak has begun the process to enter into a line of credit with a large commercial bank. The Company cannot give assurance that a credit facility will be available to us on terms acceptable to us, or at all. If we borrow funds under a new credit agreement, we will be obligated to make periodic interest or other debt service payments and may be subject to additional restrictive covenants. The ability to borrow funds is dependent on a number of variables, including our proved reserves, and assumptions regarding the price at which oil and natural gas can be sold.

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

Use of Estimates in the Preparation of Financial Statements

        The unaudited financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles in the United States applicable to interim financial statements and reflect all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements conform to the presentation reflected in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") for the year ended December 31, 2009. The current interim period reported herein should be read in conjunction with the financial statements and summary of significant accounting policies and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

Prepaid Expenses and Other

        Included in prepaid expenses and other are deposits made on orders of tubular goods and surface equipment required for the Company's drilling program. As of March 31, 2010 we had approximately $10.8 million (consisting of $8.4 million of tubular goods and surface equipment that are inventoried in third-party yards and $2.4 million of deposits for tubular goods that will be delivered later this year at such time that the tubular goods are required). In respect of the $2.4 million tubular goods deposit, as of March 31, 2010, the Company estimates that an additional $4.8 million will be paid to complete the purchase and if the purchases are not completed the deposits would be forfeited. At December 31, 2009 the Company had $7.3 million in tubular goods and surface equipment. The cost basis of the tubular goods is either depreciated as a component of oil and gas properties once the inventory is used in drilling operations or billed to our partners through joint interest billings. The Company records tubular goods inventory at the lower of cost or market value. As of March 31, 2010, and December 31, 2009, respectively, the Company's analysis of the difference between cost compared to market values for tubular goods not designated for specific wells was not deemed material.

Restricted Investment

        The restricted investment balance as of March 31, 2010, is comprised of: (a) $175,000 certificate of deposit to collateralize a surety bond to provide for state bonding requirements for plugging and

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

abandonment liabilities; and (b) $34,899 certificate of deposit to collateralize the costs of office improvements that will be released over the remaining term of the lease.

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

        Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves as determined by the Company's engineers and audited (annually) by independent petroleum engineers. Costs included in the depletion base to be amortized include (a) all proved capitalized costs including capitalized asset retirement costs net of estimated salvage values, less accumulated depletion, (b) estimated future development cost to be incurred in developing proved reserves; and (c) estimated dismantlement and abandonment costs, net of estimated salvage values, that have not been included as capitalized costs because they have not yet been capitalized as asset retirement costs. The costs of unproved properties are withheld from the depletion base until it is determined whether or not proved reserves can be assigned to the properties. The properties are reviewed quarterly for impairment. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations. During the three months ended March 31, 2010 and 2009 no unproved land costs were impaired.

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

        There were no impairment charges recognized for the three month periods ended March 31, 2010 and 2009, respectively.

Wells in Progress

        Wells in progress at March 31, 2010 and December 31, 2009 represent the costs associated with wells that have not reached total depth or been completed as of period end. They are classified as wells in progress and withheld from the depletion calculation and the ceiling test. The costs for these wells

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

are then transferred to proved property when the wells are completed and the costs become subject to depletion and the ceiling test calculation in future periods.

Impairment of Long-lived Assets

        The Company's unproved properties are evaluated quarterly for the possibility of impairment. In the three months ended March 31, 2010 and 2009, respectively, no unproved properties were impaired.

Deferred Financing Costs

        Deferred financing costs include legal, engineering and accounting fees incurred in connection with the Company's Credit Agreement, which are being amortized over the two-year term of the Credit Facility (see Note 6). The Company recorded amortization expense of $16,992 in the three month period ended March 31, 2010. In March 2010, the Company terminated its Credit Facility and therefore, as of March 31, 2010 all deferred financing costs have been fully amortized.

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

Commodity Derivative Instrument

        In February 2010, the Company, through its wholly-owned affiliate, Kodiak Oil & Gas (USA) Inc. ("Kodiak USA") entered into a commodity derivative contract, as described below, for 200 barrels per day of crude oil. The Company utilized a "no cost" collar to reduce the effect of price changes on a portion of its future oil production. The objective of the Company's use of derivative financial instruments is to achieve more predictable cash flows in an environment of volatile oil and gas prices and to manage its exposure to commodity price risk. While the use of these derivative instruments limits the downside risk of adverse price movements, they may also limit the Company's ability to benefit from favorable price movements. The Company may, from time to time, add incremental derivatives to hedge additional production, restructure existing derivative contracts or enter into new transactions to modify the terms of current contracts in order to realize the current value of the Company's existing positions.

        The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. The Company's derivative contract is currently with a single counterparty and the Company is a guarantor of Kodiak USA. The Company has netting arrangements with the counterparty that provides for the offset of payables against receivables from separate derivative arrangements with that counterparty in the event of contract termination. The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement.

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

        The Company's commodity derivative contract is summarized below:

Contract Type	Counterparty	Basis	Quantity(Bbl/d)	Strike Price ($/Bbl)	Term
Collar	BP North America	NYMEX	200	$70.00/$90.00	Mar 1 - Dec 31, 2010

        The following table details the fair value of the derivatives recorded in the condensed consolidated balance sheet, by category:

		Fair Value at
Underlying Commodity	Location on Balance Sheet	March 31, 2010	December 31, 2009
Crude oil derivative contract	Current liability	$122,230	$—

        Unrealized gains and losses resulting from derivatives are recorded at fair value on the balance sheet and changes in fair value are recognized in the unrealized loss on risk management activities line on the consolidated statement of operations. Realized gains and losses resulting from the contract settlement of derivatives are recorded in the commodity price risk management activities line on the consolidated statement of income. There were no realized gains or losses recorded for the three months ending March 31, 2010.

Fair Value of Financial Instruments

        The Company's financial instruments, other than the derivative instrument discussed above, including cash and cash equivalents, are carried at cost, which approximates fair value due to the short-term maturity of these instruments.

Revenue Recognition

        The Company records revenues from the sales of natural gas and crude oil when they are produced and sold. The Company may have an interest with other producers in certain properties, in which case the Company uses the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by the Company. In addition, the Company records revenue for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenue for other owners' gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company's over and under produced gas balancing positions are considered in the Company's proved oil and gas revenues. Gas imbalances at March 31, 2010 and December 31, 2009 were not significant.

Computation of Net Income (Loss) Per Share

        Basic net income (loss) per share is computed by dividing net income (loss) attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period. The shares of restricted common stock granted to certain officers and employees of the Company are included in the computation of basic net income (loss) per share. Diluted net income per common share includes shares of restricted stock and the potential dilution that could occur upon exercise of the options to acquire common stock computed using the treasury stock method, which assumes that the increase in the number of shares is reduced by the number of shares which could

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period).

        The table below sets forth the computations of basic and diluted net income per share for the three months ended March 31, 2010.

	Three months ended March 31,
	2010	2009
Numerator:
Basic net income	$980,750	$(1,627,607)
Dilutive adjustments to net income	—	—

Diluted net income	$980,750	$(1,627,607)

Denominator:
Basic weighted average common shares outstanding	118,931,087	95,129,431
Effect of dilutive securities
Options to purchase common stock	3,569,896	—
Assumed treasury shares purchased	(1,912,043)	—

Diluted weighted average commons shares outstanding	120,588,940	95,129,431

Basic net income per share	0.01	(0.02)

Diluted net income per share	0.01	(0.02)

        For the three months ended March 31, 2010, 2,782,000 options to purchase common stock were excluded from the diluted weighted average shares outstanding because the exercise of these options would have been anti-dilutive.

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

Asset Retirement Obligation

        The Company accounts for its asset retirement obligations by recording the fair value of a liability for an asset retirement obligation recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties in the condensed consolidated balance sheets. The Company depletes the amount added to proved oil and gas property costs. The future cash outflows associated with settling the asset retirement obligations that have been accrued in the accompanying balance sheets are excluded from the ceiling test calculations. The Company also depletes the estimated dismantlement and abandonment costs, net of salvage values, associated with future development activities that have not yet been capitalized as asset retirement obligations. These costs are also included in the ceiling test calculation. The asset retirement liability is allocated to operating expense using a systematic and rational method. As of March 31, 2010, and December 31, 2009, the Company has recorded a net asset of $751,988 and $603,526 and a related liability of $1,261,071 and $1,060,210, respectively. The information below reconciles the value of the asset retirement obligation for the periods presented.

	For the Three Months Ended March 31, 2010	For the Year Ended December 31, 2009
Balance beginning of period	$1,060,210	$787,180
Liabilities incurred	110,760	251,671
Liabilities settled	—	(74,078)
Revisions	64,594	—
Accretion expense	25,507	95,437

Balance end of period	$1,261,071	$1,060,210

Off Balance Sheet Arrangements

        Other than standard operating leases and our drilling rig commitments as described in Note 5 below, the Company did not have any other off balance sheet financing arrangements at March 31, 2010 and December 31, 2009.

Recently Adopted Accounting Pronouncements

        In January 2010, the FASB issued ASU 2010-03, Extractive Activities—Oil and Gas (Topic 932), to amend existing oil and gas reserve accounting and disclosure guidance to align its requirements with the SEC's revised rules. The significant revisions involve revised definitions of oil and gas producing activities, changing the pricing used to estimate reserves at period end to a twelve month average of the first day of the month prices and additional disclosure requirements. In contrast to the SEC rule, the FASB does not permit the disclosure of probable and possible reserves in the supplemental oil and gas information in the notes to the financial statements. The amendments are effective for annual reporting periods ending on or after December 31, 2009. Application of the revised rules is prospective and companies are not required to change prior period presentation to conform to the amendments.

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

        In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures About Fair Value Measurements", which provides amendments to fair value disclosures. ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. The revised guidance for transfers into and out of Level 1 and Level 2 categories, as well as increased disclosures around inputs to fair value measurement, was adopted January 1, 2010, with the amendments to Level 3 disclosures effective for beginning after January 1, 2011. ASU 2010-06 concerns disclosure only. Both the current and future adoption does not have a material impact on the Company's financial position or results of operations.

Note 3—Wells in Progress

        The following table reflects the net changes in capitalized additions to wells in progress during the three months ended March 31, 2010 and the year ended December 31, 2009, and includes amounts that were capitalized and reclassified to producing wells in the same period

	For the Three Months Ended March 31, 2010	For the Year Ended December 31, 2009
Beginning balance	$2,691,107	$728,093
Additions to capital wells in progress costs pending the determination of proved reserves	4,397,858	16,127,748
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves to full cost pool	(2,526,809)	(14,164,734)

Ending balance	$4,562,156	$2,691,107

        As of March 31, 2010, wells in progress included four gross (2.1 net) Kodiak-operated and two gross (0.1 net) non-operated wells in the Williston Basin and two gross (0.5 net) non-operated wells in the Vermillion Basin. All of the Williston Basin Kodiak-operated wells classified as wells-in-progress as of March 31, 2010, are anticipated to be completed in the second quarter of 2010. The Vermillion Basin wells in progress were drilled in 2008 and 2009 and completion work is anticipated to continue in 2010. The capitalized costs related to two wells as of December 31, 2009 in the Vermillion Basin were re-classified to the full cost pool in the first quarter of 2010 due to the uncertainty regarding the ultimate completion of these wells. Because Kodiak's capital costs are largely carried by the operator of this project, this reclassification was minimal.

Note 4—Stock-based Compensation Plan

        In 2007, the Company adopted the 2007 Stock Incentive Plan (the "2007 Plan"), which replaced the Incentive Share Option Plan (the "Pre-existing Plan"). The 2007 Plan authorizes the Company to issue stock options, stock appreciation rights (SARs), restricted stock and restricted stock units, performance awards, stock or property, stock awards and other stock-based awards to any employee, consultant, independent contractor, director or officer of the Company. A total of 8,000,000 shares of common stock may be issued under the 2007 Plan, which includes shares issuable under the Pre-existing Plan pursuant to options outstanding as of the effective date of the 2007 Plan. No more than 8,000,000 shares may be used for stock issued pursuant to incentive stock options and the number of shares available for granting restricted stock and restricted stock units shall not exceed 1,000,000,

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Stock-based Compensation Plan (Continued)

subject to adjustment as defined in the 2007 Plan. The Company granted 885,000 stock options at a stock price of $2.36 per share during the three month period ended March 31, 2010. No options were granted during the three month period ended March 31, 2009.

        Compensation expense charged against income for all stock-based awards during the three months ended March 31, 2010 and 2009 on a pre-tax basis was approximately $0.9 million and $0.8 million, respectively, which is included in general and administrative expense in the Condensed Consolidated Statements of Operations.

        The following assumptions were used for the Black-Scholes-Merton model to calculate the stock-based compensation expense for the periods presented:

	For the Three Months Ended March 31, 2010	For the Year Ended December 31, 2009
Risk free rates	2.78 - 3.02%	1.24 - 1.34%
Dividend yield	0%	0%
Expected volatility	101.33 - 102.11%	107.01 - 108.93%
Weighted average expected stock option life	5.95 years	2.97 years
The weighted average fair value at the date of grant for stock options granted is as follows:
Weighted average fair value per share	$1.89	$0.77
Total options granted	885,000	1,150,000
Total weighted average fair value of options granted	$1,672,650	$865,433

        A summary of the stock options outstanding as of March 31, 2010 is as follows:

	Number of Options	Weighted Average Exercise Price
Balance outstanding at December 31, 2008	7,507,499	$3.25
Granted	1,150,000	1.96
Canceled	(1,946,999)	4.40
Expired	(775,000)	0.45
Exercised	(350,500)	0.58

Balance outstanding at December 31, 2009	5,585,000	$2.36
Granted	885,000	2.36
Canceled	(5,104)	1.18
Expired	—	—
Exercised	(113,000)	1.00

Balance outstanding at March 31, 2010	6,351,896	$2.39

Options exercisable at March 31, 2010	4,479,562	$2.43

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Stock-based Compensation Plan (Continued)

        At March 31, 2010, stock options outstanding were as follows:

Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)
$0.36 - $1.00	640,000	8.75
$1.01 - $2.00	1,794,896	2.82
$2.01 - $3.00	1,235,000	9.02
$3.01 - $4.00	2,177,000	3.52
$4.01 - $5.00	190,000	1.24
$5.01 - $6.26	315,000	7.15

	6,351,896	5.03

        The aggregate intrinsic value of both outstanding and vested options as of March 31, 2010 was $5,289,474 based on the Company's March 31, 2010 closing common stock price of $3.41 per share. The total grant date fair value of the shares vested during the three months ended March 31, 2010 was $889,299. As of March 31, 2010, there was $1,953,397 of total unrecognized compensation cost related to unamortized options. That cost is expected to be recognized over a period of approximately three years.

        As of March 31, 2010, there were 23,000 unvested shares of restricted stock grants with a weighted-average grant date fair value of $3.66 per share. Total unrecognized compensation cost of $43,142 related to non-vested restricted stock is expected to be recognized over an eighteen month period. The Company recognizes compensation cost over the requisite service period for the entire award. The fair value of restricted stock grants is based on the stock price on the grant date and the Company assumes no annual forfeiture rate.

Note 5—Commitments and Contingencies

        The Company leases office facilities under an operating lease agreement that expires on June 30, 2012. Rent expense was $63,067 and $60,779 for the three month periods ended March 31, 2010 and 2009, respectively.

        The following table shows the remaining annual rentals per year for the life of the lease:

Years ending on December 31,
2010	219,509
2011	303,171
2012	154,172

Total	$676,852

        During the second quarter of 2008, the Company entered into contracts for the use of two new-build drilling rigs. The first rig was placed into operation in November 2008 and entails a two-year drilling commitment or specific termination fees if drilling activity is cancelled prior to September 15, 2010. The Company is currently utilizing this rig for drilling in the Williston Basin. The contract can be extended by mutual consent of Kodiak and the drilling contractor at its termination. The estimated

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Commitments and Contingencies (Continued)

termination fee for this first rig is approximately $3.1 million as of March 31, 2010. The second rig was placed into operation in March 2010 and entails a two-year drilling commitment or specific termination fees if drilling activity is cancelled prior to March 10, 2012. The Company currently plans to continue utilizing this rig in its drilling operations in the Williston Basin through the contracted period. The estimated termination fee for the second rig is approximately $5.1 million as of March 31, 2010.

        As is customary in the oil and gas industry, the Company may at times have commitments in place to reserve or earn certain acreage positions or wells. If the Company does not meet such commitments, the acreage positions or wells may be lost.

Note 6—Credit Facility

        On September 11, 2008, our wholly-owned subsidiary, Kodiak Oil & Gas (USA) Inc., entered into a two-year, revolving, senior secured credit facility (the "Credit Facility") with Bank of the West, NA. On September 30, 2008, Kodiak USA, a wholly-owned subsidiary of Kodiak Oil & Gas Corporation Company, entered into an ISDA Master Agreement (the "Agreement"), with Bank of the West, under which the Company could enter into hedging transactions designed to protect against changes in interest rates, currency exchange rates, and fluctuations in the price of oil, gas, hydrocarbons or other commodities. The Credit Facility and the ISDA Master Agreement were terminated in March 2010 and the capitalized deferred financing costs of $49,809 related to the institution of the Credit Facility were amortized in the quarter ended March 31, 2010.

Note 7—Fair Value Measurements

        ASC Topic 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

  •
  Level 1: Quoted prices are available in active markets for identical assets or liabilities;

  •
  Level 2: Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability;

  •
  Level 3: Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.

        The financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Fair Value Measurements (Continued)

        The following table presents the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Commodity price risk management asset	—	—	—	—
Liabilities:
Commodity price risk management liability	—	(122,230)	—	(122,230)

        The Company determines its estimate of the fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, the credit rating of each counterparty, and the Company's own credit rating. The Company also performs an internal valuation to ensure the reasonableness of third-party quotes. In consideration of counterparty credit risk, the Company assessed the possibility of whether each counterparty to the derivative would default by failing to make any contractually required payments. Additionally, the Company considers that it is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions. At March 31, 2010, derivative instruments utilized by the Company consist of a "no cost" collar. The crude oil derivative markets are highly active. Although the Company's derivative instruments are valued using public indices, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange. As such, the Company has classified these instruments as Level 2.

        Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, note receivable, accounts payable, and accrued liabilities. The financial statement carrying amounts of these items approximate their fair values due to their short-term nature.

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

Note 9—Subsequent Events

Acquisitions

        In April 2010, the Company closed on two separate definitive purchase and sale agreements to acquire additional Williston Basin leasehold. In the first transaction, Kodiak acquired 5,680 gross mineral acres (4,531 net) in McKenzie County, N.D. The lands are located on the border of McKenzie and Williams Counties, N.D. and offset existing Bakken and Three Forks producing wells successfully drilled and completed by other operators. The contiguous leasehold position was acquired from a private party. Also included in the acquisition are certain surface facilities and equipment associated

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Subsequent Events (Continued)

with a temporarily abandoned well and pipeline infrastructure that ties into a regional natural gas pipeline controlled by a third-party.

        In the second transaction, the Company acquired an additional 25% working interest in existing properties in its Grizzly Project area in the Mondak Field located on the southeastern end of the Elm Coulee Field on the Montana/North Dakota border in McKenzie County. Included in the acquisition is the additional working interest in the Company's existing lands that are prospective for Bakken and Three Forks production, producing properties, and production facilities. The Company anticipates drilling two wells in the Grizzly Project area with operations commencing in the second quarter 2010.

Grants of officer, director and employee stock options

        On April 1, 2010, the Compensation Committee granted to certain officers and employees performance-based stock options to acquire 552,000 shares under the 2007 Stock Incentive Plan and 448,000 shares under the proposed amended 2007 Stock Incentive Plan, subject to shareholder approval at the Annual Meeting on June 3, 2010. The vesting of the officers' stock option grants is subject to the corporate performance-based measurements.

        On April 1, 2010, the Compensation Committee granted stock options to acquire 99,000 shares under the 2007 Stock Incentive Plan and 126,000 shares under the proposed amended 2007 Stock Incentive Plan, subject to shareholder approval at the Annual Meeting on June 3, 2010. Each of these grants will vest quarterly beginning June 30, 2010.

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

        Forward-looking statements are based on assumptions and estimates and are subject to risks and uncertainties. We have identified in this Quarterly Report some of the factors that may cause actual results to differ materially from those expressed or assumed in any of our forward-looking statements. There may be other factors not so identified. Factors that may cause actual results to differ materially from those expressed or implied by our forward-looking statements include, but are not limited to, the factors set forth, from time to time, by us in reports filed with the SEC, including those described under the heading "Risk Factors" in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2009. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements:

  •
  unsuccessful drilling activities or increases in the cost of drilling, completion and gas gathering or other costs of production and operations;

  •
  financial losses and reduced earnings related to our commodity derivative agreements;

  •
  failure to produce enough oil to satisfy our commodity derivative agreements;

  •
  historical incurrence of losses;

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

  •
  impact of weather conditions, market conditions, operational impediments and environmental and other governmental regulations, including delays in obtaining permits; and

  •
  effects of competition.

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

Overview

        Kodiak Oil & Gas Corp. ("Kodiak," "we" or the "Company") is an independent energy company focused on the exploration, exploitation, acquisition and production of natural gas and crude oil in the United States. Our oil and natural gas reserves and operations are primarily concentrated in two Rocky Mountain basins, the Williston Basin of North Dakota and Montana and the Green River Basin of Wyoming and Colorado. Kodiak's corporate strategy is to internally identify prospects, acquire lands encompassing those prospects and evaluate those prospects using subsurface geology and geophysical data and exploratory drilling. Using this strategy, we have developed an oil and natural gas portfolio of proved reserves, as well as development and exploratory drilling opportunities on high potential conventional and non-conventional oil and natural gas prospects that we have the opportunity to explore, drill and develop. Significant prospects in our portfolio currently include assets in the Williston Basin of North Dakota and Montana and in the Green River Basin of Wyoming and Colorado.

Williston Basin

        The primary geologic target in the Williston Basin is the Bakken and Three Fork Formations. The Basin also produces from many other Formations including, but not limited to, the Mission Canyon, Nisku, and Red River. We are currently operating a two-rig program in the Williston Basin and anticipate continued operation throughout 2010 with these rigs. These two rigs are under two-year contracts that expire in the fourth quarter of 2010 and the first quarter of 2012, respectively. In addition, we will be participating in wells drilled by other operators throughout the Williston Basin.

        Bakken and Three Forks oil play in Dunn and Mountrail Counties, N.D:    As of March 31, 2010, we owned an interest in approximately 56,000 gross (35,000 net) acres in this highly prospective play. Through the first quarter of 2010, we have drilled thirteen and completed eleven wells in this play.

        Two wells, the MC #16-3-11H and MC #16-3H that are Kodiak-operated (60% working interest and 49% net revenue interest) were completed and brought on to production during the first quarter of 2010. These two wells have each produced crude oil over the first 30-day period at rates nearly 50% better than 30-day rates obtained on similar length laterals completed in 2009. We believe these results are evidence of the Company's continued improvement in drilling and completion techniques. Kodiak will continue to evaluate these results and continually seek to achieve optimal long-term economics.

        We anticipate completion of three additional Kodiak operated wells during the second quarter of 2010. These three wells were drilled from a single pad so drilling on all three must be finished before completion operations can begin. Kodiak's use of pad drilling has proven to reduce costs through fewer locations and the elimination of mobilization time. We currently have ten drilling pads approved by the Bureau of Indian Affairs, which can accommodate from one to four well bores each.

        Kodiak is currently participating in the drilling of four non-operated wells in Dunn and Mountrail Counties, with working interests ranging from 5% to 8%. We anticipate that at least one of the wells will be completed during the second quarter of 2010.

        In the first three months of 2010, we incurred capital expenditures of approximately $7.7 million on our Dunn County properties largely related to the drilling and completion operations. We anticipate total drilling and completion capital expenditures in this area to be approximately $55.0 million for the entire year of 2010.

        Williston Acreage in eastern Montana and western North Dakota:    As of March 31, 2010, we owned an interest in approximately 38,000 gross (23,000 net) acres in Sheridan County, MT and McKenzie County, N D. We recently completed drilling one well and have spud a second well to test the Red River Formation. Completion operations on the first well should commence in May 2010. While drilling these wells to the Red River Formation we will also be able to evaluate the Bakken and Three Fork Formations in this area.

        In April 2010, we closed on two separate definitive purchase and sale agreements to acquire additional Williston Basin leasehold. In the first transaction, we acquired 5,680 gross mineral acres (4,531 net) in McKenzie County, N.D. The lands are close to existing Bakken and Three Forks producing wells successfully drilled and completed by other operators. The contiguous leasehold position was acquired from a private party. Also included in the acquisition are certain surface facilities and equipment associated with a temporarily abandoned well and pipeline infrastructure that ties into a regional natural gas pipeline controlled by a third-party.

        In the second transaction, we acquired an additional 25% working interest in existing properties in our Grizzly Project area in the Mondak Field located on the southeastern end of the Elm Coulee Field on the Montana/North Dakota border in McKenzie County, N.D. Included in the acquisition is the additional working interest in our existing lands that are prospective for Bakken and Three Forks production, producing properties, and production facilities. The Company anticipates drilling two wells in the Grizzly Project area with operations commencing in the second quarter 2010.

        Kodiak anticipates the commencement of drilling operations on two wells in the Grizzly prospect area during the second quarter of 2010. It is also anticipated that Kodiak will participate in a non-operated well in this same area.

Green River Basin / Vermillion Basin

        Vermillion Basin of southwest Wyoming:    As of March 31, 2010, we owned an interest in approximately 41,000 gross (8,900 net) acres in the Vermillion Basin. In mid 2010 we anticipate that the operator of this prospect will re-enter a well that was vertically drilled in 2008 to the top of the Baxter Shale and horizontally drill to evaluate the potential of the Baxter Shale interval. The Company has not allocated significant capital to this project as it expects to be carried for these expenditures under its current contract with its partner.

The following summary provides a tabular presentation of data pertinent to Kodiak's drilling and completions activities in the first half of 2010 as of April 15, 2010:

 Kodiak Oil & Gas Corp. Drilling and Completion Activities
Longer Laterals (8,000‘ to 10,000‘)

Well	WI / NRI (%)	Length of Lateral		Completion Date	Number of Stages	IP 24-Hour Test BOE/D	First 30 Day BOE Production	Status
MC #13-34-28-2H	57.5 /46.5	9,769‘		Q210	15	—	—	Waiting completion
MC #13-34-28-1H	57.5 /46.5	8,695‘		Q210	—	—	—	Waiting completion
TSB #14-21-33-16H	50 /41	—		—	—	—	—	Spud in 2Q 2010
TSB #14-21-33-15H	50 /41	—		—	—	—	—	Spud in 2Q 2010
TSB #14-21-16-2H	50 /41	—		—	—	—	—	Spud in 2Q 2010
Shorter Laterals (4,000‘ to 7,000‘)
MC #16-3-11H	60 /49	4,729‘		2/12/2010	12	1,419	22,275	Flowing well
MC #16-3H	60 /49	4,188‘		3/2/2010	10	1,495	19,061	Flowing well
MC #13-34-3H	60 /49	4,330‘		Q210	11	—	—	Waiting completion
TSB #14-21-4H	50 /41	4,500‘	*	—	—	—	—	Spud in 2Q 2010
Wells outside FBIR Boundary
Meagher 16-30	33.5 /27	—		Q210	—	—	—	Waiting completion
Harshbarger 13-20-29	43 /34	—		—	—	—	—	Drilling
Grizzly 13-6-R	100 /82.5	—		—	—	—	—	Spud after Harshbarger

*
Expected length of lateral

Production, Average Sales Prices, and Production Costs

        Our results of operations and financial condition are significantly affected by oil and natural gas commodity prices, which can fluctuate dramatically. Commodity prices are beyond our control and are difficult to predict. Market prices reflect worldwide concerns regarding economic conditions and demand for petroleum products, amid a host of uncertainties caused by political instability, fluctuations in the U.S. dollar and crude oil refining constraint. We receive lower prices for our oil and gas than what is posted on the New York Mercantile Exchange ("NYMEX"). The price differentials received for our products vary from month to month, and we have limited commodity price hedges in place.

        The Company's oil and gas sales volumes are directly related to the results of its exploratory and acquisition activities. Production volumes may vary monthly as various wells are completed or maintained in an effort to provide optimal production. Sales volumes, prices received and production costs are summarized in the following table for the three month periods ended March 31, 2010 and March 31, 2009.

	For the three months ended
	March 31, 2010	March 31, 2009
Sales Volume:
Gas (Mcf)	43,077	99,694
Oil (Bbls)	77,205	16,486
Production volumes (BOE)	84,385	33,101
Price:
Gas ($/Mcf)	$5.41	$2.83
Oil ($/Bbls)	$71.08	$30.04
Production costs ($/BOE):
Lease operating expenses	$6.53	$4.15
Production and property taxes	$7.82	$(0.80)
Gathering, Transportation & & Marketing	$0.14	$1.14

Results of Operations

For the Three Months Ended March 31, 2010 compared to the Three Months Ended March 31, 2009

        The Company reported net income for the three months ended March 31, 2010 of approximately $981 thousand compared to a net loss of $1.6 million for the same period in 2009. The improvement from a net loss to net income is attributable to the new production from our Bakken wells, which began producing in the second quarter of 2009, and includes sales from two recently completed Bakken wells which came on to production in the first quarter of 2010. For the three months ending March 31, 2010, our volumes on a BOE basis increased 155% from 33,102 BOE in the first quarter of 2009 to 84,385 BOE during the first quarter of 2010. In addition, we also realized increased prices for both oil and natural gas during the three month period ended March 31, 2010 versus the three month period ended March 31, 2009. Oil price realizations increased by 137% to $71.08 per barrel for the three month period ended March 31, 2010, compared to $30.04 per barrel for the same period in 2009. Total natural gas price realizations increased 91% to $5.41 per Mcf for the three month period ended March 31, 2010, compared to $2.83 per Mcf for the same period in 2009. Our increased oil production and, to a lesser extent, the increased pricing received for our products for the period resulted in an increase in oil and gas revenue of $4.9 million, from approximately $778,000 to $5.7 million, a 636%

increase in revenue for the three month period ended March 31, 2010 compared to the same period in 2009.

	For the three months ended
	March 31, 2010	March 31, 2009
Financial Results
Total revenue	$5,608,919	$791,360
Total costs and expenses	$4,628,169	2,418,967
Net income (loss)	$980,750	$(1,627,607)
Basic and diluted net income (loss) per common share	$0.01	$(0.02)
Capital Resources and Liquidity
Cash and cash equivalents at end of the period	$10,567,026	$2,007,423
Net cash (used in) operating activities	$(2,406,660)	$(2,473,391)
Capital expenditures—oil and gas properties excluding accruals and proceeds from divestitures	$7,446,700	$3,817,427
Adjusted EBITDA (see below discussion)	$3,277,215	$(491,731)

Oil and Gas Revenue and Production

        During the three month period ended March 31, 2010, as compared to the same period in 2009, crude oil production volumes increased 368% due to new production from completion operations on our FBIR area. Natural gas production volumes decreased 57% due to our decision to limit production on our Wyoming wells and natural declines in other gas well production. Oil and natural gas revenues increased by $4.9 million or 636% compared to the first quarter of 2009, primarily due to our increased volumes attributable to our recent well completions and, to a lesser extent, increased realized pricing for oil and natural gas in 2010 versus 2009. The increase in oil and gas revenue was 70% attributable to the increase in production volumes and 30% attributable to the increase in realized commodity prices.

Lease Operating Expenses

        The Company recorded workover, lease operating and production tax expense of approximately $1.2 million during the three month period ended March 31, 2010, as compared to $149 thousand during the same period in 2009. The increase is due to our increased lease operating expenses on the eleven new wells on production as of March 31, 2010 that were not in production in 2009 and the related severance taxes paid related to the revenue received on the new wells production.

Depletion, Depreciation and Amortization

        Depreciation, depletion, amortization and abandonment liability accretion, or DD&A, was approximately $1.3 million, for the three month period ended March 31, 2010, compared to $355 thousand for the same period in 2009. DD&A expense increased during the quarter due to increased production for the new wells placed in service from the second quarter of 2009 through the first quarter of 2010.

Ceiling Test Impairment

        Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower of unproved properties that are subject to amortization. For the three months ended March 31, 2010, and March 31, 2009, respectively, no impairment charges were recorded.

General and Administrative Expense

        The Company's general and administrative costs were approximately $2.1 million for the three months ended March 31, 2010 compared to approximately $1.9 million for the same period in 2009. This 9% increase for the period is primarily due to adding additional employees in 2010. Excluding the non-cash stock-based compensation expense in each period, our general and administrative expenses increased by approximately $97 thousand or 9% during the three month period ended March 31, 2010 as compared to the same period in 2009. This increase is also primarily attributed to adding additional employees in 2010. Our stock- based compensation expense, related to options and restricted stock issued to officers, directors and employees, of approximately $854 thousand was recorded for the three months ended March 31, 2010. The expense was equivalent to the approximate $781 thousand stock-based compensation expense recorded for the same period in 2009.

EBITDA

        In evaluating its business, Kodiak considers earnings before interest, taxes, depreciation, depletion, amortization, gains or losses on foreign currency, stock-based compensation expense and accretion of abandonment liability, ("Adjusted EBITDA") as a key indicator of financial operating performance and as a measure of the ability to generate cash for operational activities, future capital expenditures and servicing of borrowings under a potential future credit facility as described in more detail below under the heading "Liquidity and Capital Resources". The Company's Adjusted EBITDA increased by approximately $3.8 million to approximately $3.3 million for the three months ended March 31, 2010 as compared to the same period in 2009. The increase in Adjusted EBITDA was the result of the increase in both oil and natural gas production due to our successful drilling and completion operations during the period as compared to the same period in 2009 and, to a lesser extent, due to the increase in realized prices received for both oil and natural gas production in the first quarter of 2010 versus the first quarter of 2009. Adjusted EBITDA is not a Generally Accepted Accounting Principle ("GAAP") measure of performance. The Company uses this non-GAAP measure primarily to compare its performance with other companies in the industry that make a similar disclosure and as a measure of its current liquidity. The Company believes that this measure may also be useful to investors for the same purpose and for an indication of the Company's ability to generate cash flow at a level that can sustain or support our operations and capital investment program. Investors should not consider this measure in isolation or as a substitute for operating income or loss, cash flow from operations determined under GAAP or any other measure for determining the Company's operating performance that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA and net income for the three months ended March 31, 2010 and 2009 is provided in the table below:

	Three months ended March 31, 2010	Three months ended March 31, 2009
Reconciliation of Adjusted EBITDA:
Net income (loss)	$980,750	$(1,627,607)
Add back:
Depreciation, depletion, amortization and accretion	1,320,605	355,340
(Gain) / loss on foreign currency exchange	(913)	(853)
Unrealized (gain) / loss on commodity price risk management activities	122,230	—
Stock based compensation expense	854,543	781,389

Adjusted EBITDA	$3,277,215	$(491,731)

Liquidity and Capital Resources

        The following table sets forth our liquidity and capital resources as of and for the three months ended March 31, 2010 and 2009:

	For the three months ended March 31,
	2010	2009
Capital Resources and Liquidity
Cash and cash equivalents at end of the period	$10,567,026	$2,007,423
Net cash (used in) operating activities	(2,406,660)	(2,473,391)
Net cash used in investing activities	(12,024,540)	(3,100,451)
Net cash provided by financing activities	112,680	—
Net cash flow	(14,318,520)	(5,573,842)

        Kodiak ended the first quarter of 2010 with total working capital of approximately $23.6 million, which included cash and cash equivalents of approximately $10.6 million as compared to working capital of approximately $28.3 million, which included cash and cash equivalents of approximately $24.9 million at year-end 2009. As operator of our current activity in the Williston Basin we must place orders and take delivery of tubular goods in advance of actual drilling in order to assure availability of the tubular goods. With the addition of a second drilling rig in the first quarter of 2010 and the current level of drilling activity and requirements for tubular goods, the Company placed orders on tubular goods for its 2010 drilling program in the first quarter of 2010. As wells are drilled these tubular goods become part of our cost of wells, whereby our working interest share is already paid while the portion related to other working interest partners is recovered through our joint interest billings. As of March 31, 2010, we had prepaid $10.8 million towards the cost of tubular goods ($8.4 million of tubular goods that are inventoried in third party yards and $2.4 million of deposits for tubular goods that will be delivered later this year), compared to $7.3 million at December 31, 2009. With respect to the increase in prepaid tubular goods of $3.5 million from December 31, 2009 to March 31, 2010, approximately $2.0 million of prepaid tubular goods were used in operations ($1.2 million billed to working interest partners) and we took delivery of an additional $3.1million of tubular goods. The Company placed an order for its 2010 drilling program resulting in a $2.4 million deposit balance. Net cash flow used in operating activities for the three months ended March 31, 2010 was $2.4 million. Net cash used as investing activities (which includes recoupments from partners and restricted cash changes) totaled $12.0 million for the three months ended March 31, 2010. These investing items were comprised of $8.0 million for oil and gas capital investments on an accrued accounting basis and then adjusted for oil and gas properties sold, prepaid tubular goods, expense accruals, and asset retirement obligations, resulting in a cash basis oil and gas capital investment of $7.4 million the three months ended March 31, 2010.

        Our results of operations and financial condition are significantly affected by the success of our exploration and land leasing activity, the resulting production and reserves, oil and natural gas commodity prices and the costs related to operating our properties. In the three months ended March 31, 2010, our oil and natural gas revenue increase by 636% from $778 thousand as of March 31, 2009 to $5.7 million as of March 31, 2010. This increase is largely the result of the increase in our crude oil production in 2010 compared to 2009 along with improved prices realized for our oil and natural gas production. Total costs and expenses increased to $4.6 million for the three months ended March 31, 2010 from $2.4 million for same period of 2009. This increase is primarily due to our increased lease operating expense resulting from adding eleven wells to production from March 31, 2009 to March 31, 2010, the related severance taxes paid on production from the wells added and the increase in depletion due to the same wells added to our production base.

        During the first three months of 2010, we incurred capital expenditures of approximately $8.0 million. We continue to evaluate and monitor our capital expenditures in relation to commodity prices. As oil prices have improved since the beginning of the year and from year over year, we have continued to drill and complete wells in the Williston Basin. As mentioned above, in March 2010, we took delivery of a second drilling rig which we are currently using in drilling operations in the Williston Basin. At this time we anticipate that we will continue to operate two drilling rigs and our capital expenditures for the year are expected to be approximately $60.0 million excluding acquisitions. Such estimate does not include any potential costs or fees associated with the termination of either drill rig.

        The following tables set forth our capital expenditures for the three months ended March 31, 2010, and our budgeted capital expenditures for 2010 for our principal properties. Net capital expenditures include both cash expenditures and accrued expenditures and are net of proceeds from divestitures. For details regarding the Company's 2010 Capital Budget, please refer to our Annual Report on Form 10-K, filed March 11, 2010.

Project Location	2010 Net Capital Expenditures(1) ($000)	2010 Budgeted Net Capital Expenditures ($000)
Williston Basin
Mission Canyon/Red River wells and related infrastructure	249	1,122
Bakken wells and related infrastructure	7,185	57,100
Acreage/Seismic	511	2,000

Total Williston Basin	$7,945	$60,222

Wyoming
Vermillion Basin wells and related infrastructure	$17	$—
Acreage/Seismic	15	—

Total Wyoming	$32	$—

Total All Areas	$7,977	$60,222

(1)
Net Capital Expenditures include accruals and are net of proceeds from divestitures.

        The 2010 capital expenditure budget, both as to amount and allocation, is subject to market conditions, oilfield services and equipment availability, commodity prices and drilling results. While we continue to explore opportunities to expand our acreage position, our current budget is primarily allocated to drilling and completing wells. If we identify acreage that meets our strategic requirements, we may re-allocate our capital expenditure budget to permit us to complete a potential acreage acquisition. Alternatively, depending on the availability and terms of capital resources that may be available to us, we may increase our capital expenditure budget to allow us to acquire additional acreage. We expect to fund our capital budget primarily from cash on hand, anticipated cash flow from operations and borrowings under a potential reserve-based revolving line of credit as described in more detail below. As of March 31, 2010, our remaining capital budget of approximately $53 million is significantly more than our working capital of approximately $24 million and to date we have not had positive cash flow from operations. If our existing and potential sources of liquidity are not sufficient to undertake our planned or revised capital expenditures, we may alter our drilling program, pursue joint ventures with third parties, sell interest in one or more of our properties or sell common shares. There can be no assurance that any such transactions can be completed or that such transactions will satisfy our operating capital requirements. If we are not successful in obtaining sufficient funding or completing an alternative transaction on a timely basis on terms acceptable to us, we would be required to curtail our planned expenditures or restructure our operations, and we would be unable to implement our original exploration and drilling program.

        During the second quarter of 2010, after discussions with several financial institutions regarding the establishment of a reserve-based revolving line of credit, we have begun the process to enter into a line of credit with a large commercial bank. Although preliminary indications are encouraging, we cannot give assurance that a credit facility will be available to us on terms acceptable to us, or at all. If we borrow funds under a new credit agreement, we will be obligated to make periodic interest or other debt service payments and may be subject to additional restrictive covenants. The ability to borrow funds is dependent on a number of variables, including our proved reserves, and assumptions regarding the price at which oil and natural gas can be sold.

Oil and Gas Properties

        As of March 31, 2010, we had several hundred lease agreements representing approximately 154,000 gross and 82,000 net acres, primarily in the Green River and Williston Basins.

        As of March 31, 2010, we had an interest in approximately 56,000 gross acres and 35,000 net acres in the Bakken oil play located on the FBIR in Mountrail and Dunn Counties, N.D. The majority of our lands in this area are administered by the Bureau of Indian Affairs on behalf of the individual members of the Three Affiliated Tribes of the Fort Berthold Indian Reservation. Typically, these lands are acquired through a private negotiation with the individual land owners or the Three Affiliated Tribes and have a primary lease term of five years. The land owner typically retains an 18% landowner royalty. In most cases, these lands require an annual delay rental of $2.50 per net acre.

        As of March 31, 2010, we owned an interest in approximately 38,000 gross 23,000 net acres in the Williston Basin outside the FBIR in Sheridan County, MT, and McKenzie and Divide Counties, N.D. This acreage is prospective for Mission Canyon, Red River, Bakken and Three Forks formations. We have drilled one of our two anticipated wells to test the Red River formation where we will have the opportunity to evaluate the Bakken and Three Fork formations.

        Our leasehold interests in the Vermillion Basin total approximately 41,000 gross and 8,900 net acres as of March 31, 2010.

        The following table sets forth our gross and net acres of developed and undeveloped oil and natural gas leases as of March 31, 2010.

	Undeveloped Acreage(1)		Developed Acreage(2)		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Green River Basin
Wyoming	38,854	8,915	1,520	908	40,374	9,823
Colorado	7,339	4,960	0	0	7,339	4,960
Williston Basin
Montana	25,984	15,968	800	400	26,784	16,368
North Dakota	59,007	36,498	8,160	4,395	67,167	40,893
Other Basins
Wyoming	12,042	10,355	0	0	12,042	10,355
Acreage Totals(3)	143,226	76,696	10,480	5,703	153,706	82,399

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

        The following table sets forth the gross and net acres of undeveloped land subject to leases that will expire either in 2010 or the following three years and have no options for renewal or are not included in federal units:

	Expiring Acreage
Year Ending	Gross	Net
December 31, 2010	16,857	16,519
December 31, 2011	6,580	3,682
December 31, 2012	31,633	19,093
December 31, 2013	19,649	11,467

Total	74,719	50,761

        The acreage expiring in 2010 consists primarily of lands located on the edges of the current drilling activity. We are evaluating some of these lands through our current drilling program and we believe we can re-lease these lands as required for development on acceptable terms.

Commitments and Contingencies

        During the second quarter of 2008, the Company entered into contracts for the use of two new-build drilling rigs. The first rig was placed into operation in November 2008 and entails a two-year drilling commitment or specific termination fees if drilling activity is cancelled prior to September 15, 2010. The Company intends to continue to utilize this rig in its drilling operations in the Williston Basin. The estimated termination fee for the first rig is approximately $3.1 million as of March 31, 2010. The second rig was placed into operation in March 2010 and entails a two-year drilling commitment or specific termination fees if drilling activity is cancelled prior to March 10, 2012. The Company intends to continue to utilize this rig in its expanding drilling operations in the Williston Basin. The estimated termination fee for the second rig is approximately $5.1 million as of March 31, 2010.

        For a further discussion of our commitments and contingencies, see Note 5 to our financial statements included above, which is incorporated herein by reference.

Off Balance Sheet Arrangements

        Other than standard operating leases and our drilling rig commitments, as amended, the Company did not have any other off balance sheet financing arrangements at March 31, 2010 and December 31, 2009.

Critical Accounting Policies and Estimates

        Please see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009, which is incorporated herein by reference.

Recently Issued Accounting Pronouncements

        In January 2010, the FASB issued ASU 2010-03, Extractive Activities—Oil and Gas (Topic 932), to amend existing oil and gas reserve accounting and disclosure guidance to align its requirements with the SEC's revised rules. The significant revisions involve revised definitions of oil and gas producing activities, changing the pricing used to estimate reserves at period end to a twelve month average of the first day of the month prices and additional disclosure requirements. In contrast to the SEC rule, the FASB does not permit the disclosure of probable and possible reserves in the supplemental oil and gas information in the notes to the financial statements. The amendments are effective for annual reporting periods ending on or after December 31, 2009. Application of the revised rules is prospective and companies are not required to change prior period presentation to conform to the amendments.

        In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures About Fair Value Measurements", which provides amendments to fair value disclosures. ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. The revised guidance for transfers into and out of Level 1 and Level 2 categories, as well as increased disclosures around inputs to fair value measurement, was adopted January 1, 2010, with the amendments to Level 3 disclosures effective for beginning after January 1, 2011. ASU 2010-06 concerns disclosure only. Both the current and future adoption does not have a material impact on the Company's financial position or results of operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oil and Gas Price Fluctuations

        Our primary market risk is market changes in oil and natural gas prices. Prospective revenues from the sale of products or properties will be impacted by oil and natural gas prices. A $1.00 per Mcf change in the market price of natural gas will result in an approximate $42,882 change in our gross gas production revenue based on our production volumes for the three months ended March 31, 2010. A $1.00 per barrel change in the market price of oil will result in an approximate $77,225 change in our gross oil production revenue based on our production volumes for the three months ended March 31, 2010.

Interest Rate Fluctuations

        We currently maintain a portion of our available cash in redeemable short term investments, classified as cash equivalents, and our reported interest income from these short term investments could be adversely affected by any material changes in US dollar interest rates. A 1% change in the interest rate would have approximately a $164,420 annual impact if all of our cash, as of March 31, 2010, was invested in interest bearing notes.

ITEM 4.    CONTROLS AND PROCEDURES

        Under the supervision and with the participation of our management, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of March 31, 2010. On the basis of this review, our management concluded that our disclosure controls and procedures are effective to give reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

        There have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Exchange Act) during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        None.

ITEM 1A.    RISK FACTORS

        Other than the following update, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 12, 2009. The risk factors disclosed here and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

        The risk factor update is as follows:

Risks Related to the Company

We may incur termination fees related to two drilling rig contracts that we entered into in 2008 which could impair our working capital.

        During the second quarter of 2008, we entered into contracts for the use of two new-build drilling rigs. The first rig was placed into operation in November 2008 and entails a two-year drilling commitment and specific termination fees if drilling activity is cancelled or never commenced. The estimated termination fee for the first rig is approximately $3.1 million as of March 31, 2010. Under the terms of the Second Rig Contract, we were initially scheduled to take delivery of the second rig in February 2009 but, effective August 2009, we entered into an addendum to the Second Rig Contract to defer such delivery. Pursuant to the addendum, we agreed to make monthly Delay Payments until the earlier of delivery of the second rig or the expiration of twelve months. In the first quarter of 2010, we took delivery of the second rig; therefore, we have discontinued payment of the Delay Payments, and the contractual portion of past Delay Payments will be applied as a credit against rig operating rates. In the event that the Company cancels the Second Rig Contract after delivery, the Company may be required to pay a termination fee. At March 31, 2010, the maximum termination fee payable by the Company would be $5.1 million, against which any Delay Payments not previously applied as a credit against rig operating rates would be applied as a credit. If we were to incur these fees by terminating the drilling rigs, our working capital could be impaired, which would accelerate the need we may have for additional capital funding.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    RESERVED.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

Exhibit Number	Description
10.1	Officer Position Termination and General Release Agreement between the Company and James K. Doss, effective March 18, 2010.
31.1	Certification of the Principal Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KODIAK OIL & GAS CORP.
May 6, 2010	/s/ LYNN A. PETERSON Lynn A. Peterson President and Chief Executive Officer
May 6, 2010	/s/ JAMES P. HENDERSON James P. Henderson Chief Financial Officer (principal financial officer)