Form 10-K/A
period 2009-12-31
Kodiak Oil & Gas Corp
filed 2010-08-06
CIK 1322866

QuickLinks -- Click here to rapidly navigate through this document

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

 EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A (the "Amendment No. 1") amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed on March 11, 2010 (the "2009 Form 10-K"). We are filing this Amendment No. 1 in response to certain comments made by the staff of the Securities and Exchange Commission (the "SEC"). In response to such comments, we have amended and restated the following items:

  •
  Part I, Items 1 and 2. Business and Properties, to include additional information under the headings "Production, Average Sales Prices, and Production Costs," in respect of our oil and gas production from the Bakken formation field and from our other fields combined, as well as in total, (ii) "Our Reserves" in respect of the change in our proved developed reserves from 2008 to 2009 resulting primarily from our exploration program related to our Bakken properties, and (iii) "Controls Over Reserve Report Preparation, Technical Qualifications and Technologies Used" in respect of the qualifications of our reserves manager, Chief Operating Officer and President and their role in the reserves estimation process;

  •
  Part II, Item 6. Selected Consolidated Financial Information, to include additional information under the heading "Non-GAAP Financial Measure" in respect of our reasons for using and use of Adjusted EBITDA; and

  •
  Part II, Item 8. Financial Statements and Supplementary Data, to include additional information in (i) Note 2-Basis of Presentation and Significant Accounting Policies, under the heading "Oil and Gas Producing Activities," in respect of the effect of estimated future income tax in calculating the full cost ceiling test, and (ii) Note 14—Supplemental Oil and Gas Reserve Information (Unaudited) in respect of the change in our proved developed reserves from 2008 to 2009 resulting primarily from our exploration program related to our Bakken properties, and in respect of the effect of estimated future income tax in calculating the standardized measure of discounted future net cash flows.

        Additionally, we are filing an amended and restated reserve estimate report of Netherland Sewell & Associates, Inc., which was filed as Exhibit 99.1 to the 2009 Form 10-K.

        We are also filing currently dated certifications of our Chief Executive Officer and Chief Financial Officer, as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and currently dated consents of Hein & Associates LLP and Netherland Sewell & Associates, Inc.

        No item of or disclosures appearing in our 2009 Form 10-K are affected by this filing other than the items and exhibit described above. This report on Form 10-K/A is presented as of the filing date of the 2009 Form 10-K and does not reflect events occurring after that date, or modify or update disclosures in any way.

        Unless otherwise indicated, references to "we," "us," "Company," or "Kodiak" mean Kodiak Oil & Gas Corp. and its subsidiaries, and references to "fiscal" mean the Company's fiscal year ended December 31 for fiscal years 2009, 2008 and 2007.

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

        The Bakken formation is the only field (as such term is used within the meaning of applicable regulations of the SEC) that contains more than 15% of our total proved reserves. At December 31, 2009, this field contained 96% of our total proved reserves, nearly all of which are located in Dunn County, North Dakota. The following table discloses our oil and gas production from the Bakken formation field and from our other fields combined, as well as in total, for the periods indicated:

	2009			2008			2007
	Bakken Formation	Other	Total	Bakken Formation	Other	Total	Bakken Formation	Other	Total
Sales Volume:
Gas (Mcf)	6,092	214,363	220,455	6,370	203,445	209,815	17,627	182,564	200,191
Oil (Bbls)	145,181	37,377	182,558	18,733	44,862	63,595	45,793	57,121	102,914
Production volumes (BOE)	146,196	73,104	219,300	19,794	78,770	98,564	48,731	87,548	136,279

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

Recent SEC Rule-Making Amendments

        The SEC adopted amendments designed to modernize the SEC oil and gas company reserves reporting requirements, effective for our year end December 31, 2009. The most significant amendments to the requirements included the following:

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

        The reserves at December 31, 2009 were estimated using the definitions in SEC Release No.33-8995 Modernization of Oil and Gas Reporting. The change in our proved developed reserves from 2008 to 2009 was primarily due to our exploration program related to our Bakken properties in Dunn County, North Dakota. Specifically, during 2009, $26.5 million of our total capital expenditures of $27.4 million was spent in connection with the drilling of 11 exploratory Bakken wells, of which 9 gross (4.8 net) wells were completed and turned to production. These wells constituted 996.1 MBbls of the total 1,170.4 MBbls of proved developed oil reserves at December 31, 2009 and accounted for substantially all of the increase from December 31, 2008 in proved developed oil reserves.

        We had no proved undeveloped reserves at December 31, 2008. Thus, all proved undeveloped reserves are less than one year old. Primarily as a result of the 2009 exploratory drilling activity described in the preceding paragraph, we converted oil and gas resources under undeveloped acreage to 2,646.3 MBbls of proved undeveloped reserves. Drilling operations with respect to all of these proved undeveloped locations are included in the Company's 2010 drilling budget. We do not have any reserves that would be classified as synthetic oil or synthetic gas.

Controls Over Reserve Report Preparation, Technical Qualifications and Technologies Used

        Our year-end reserve report is prepared by NSAI based upon a review of property interests being appraised, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, geoscience and engineering data, and other information we provide to them. To ensure accuracy and completeness of the data prior to submission to NSAI, the information we provide is reviewed by the following persons with the following qualifications:

  •
  Senior Reservoir Engineer, Wally O'Connell: Mr. O'Connell, a Registered Professional Engineer, is our reserves manager and has over 35 years of experience in the oil and gas industry in the areas of engineering and reserves management. He has worked for us since 2007 in the role of reserves manager. Prior to such time, he served as Exploitation Manager-Wattenberg Area for both Anadarko Petroleum Corporation from 2006 to 2007 and Kerr-McGee Rocky Mountain Corporation from 1998 to 2006. Prior to such time, he served in a variety of lead reservoir and petroleum engineering positions at various companies, including Questa Engineering Corporation, Whiting Petroleum Corporation and Nicor Exploration Company. He received a Bachelor of Science in Petroleum Engineering from Montana College of Mineral Science and Technology in 1972.

  •
  Chief Operating Officer, James Catlin: Mr. Catlin has over 30 years of geologic experience, primarily in the Rocky Mountain region. He has served as a director of the Company since February 2001 and Chief Operating Officer since June 2006. Mr. Catlin was an owner of CP Resources LLC, an independent oil and natural gas company, from 1986 to 2001. Mr. Catlin was a founder of Deca Energy and served as its Vice-President from 1980 to 1986. He worked as a district geologist for Petroleum Inc. and Fuelco prior to such time. He received a Bachelor of Arts and a Masters degree in Geology from the University of Northern Illinois in 1973.

  •
  President and Chief Executive Officer, Lynn Peterson: Mr. Peterson has approximately 30 years of experience in the oil and gas industry. He has served as a director of the Company since November 2001 and President and Chief Executive Officer since July 2002. He was an owner of CP Resources, LLC, an independent oil and natural gas company, from 1986 to 2001.

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

 PART II

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

        Adjusted EBITDA is not a Generally Accepted Accounting Principle ("GAAP") measure of performance. Management believes that Adjusted EBITDA is a useful supplemental disclosure regarding our financial condition and results of operations for the following reasons:

  •
  by eliminating the effect of certain non-cash items, Adjusted EBITDA provides an indication of our ability to generate cash flow from our operations at a level that can sustain or support our ongoing operations and our capital investment program. In addition, we use Adjusted EBITDA when developing our capital investment budget, and the disclosure to investors of Adjusted EBITDA allows investors to better assess our financial condition and thus our ability to support such budget;

  •
  a variant of Adjusted EBITDA is viewed by our lender as an indicator of our operating results and financial condition and as such, it is used in a compliance covenant under our revolving credit facility to measure our viability. In addition, Adjusted EBITDA is viewed as a determining factor in the amount of the overall borrowing capacity under our credit facility. Disclosing Adjusted EBITDA to our investors therefore provides investors with an indication of our potential borrowing base under our credit facility and our compliance with the applicable covenant, which in turn are indicators of our operating results and financial condition;

  •
  Adjusted EBITDA is considered by our Compensation Committee to be a significant indicator of the results of our operations and as such, the Compensation Committee has determined it to be a significant component of the corporate objectives to which the vesting of senior management's equity-based awards are tied. Reporting Adjusted EBITDA therefore provides additional transparency to investors in respect of the attainment of our operational corporate objectives and our executive compensation program;

  •
  we believe that investors benefit from having access to the same financial measures that our management team and other external users (such as our lender under our credit facility) utilize in evaluating our operational performance and financial condition; and

  •
  Adjusted EBITDA, or a variant thereof, is commonly used by companies in the oil and gas industry as a performance measure. We and other external users use this non-GAAP performance measure to compare our performance with other companies in the industry that make a similar disclosure, and management believes that this performance measure may be useful to investors for the same purpose.

        As discussed elsewhere in this annual report on Form 10-K, we and certain third parties use our Adjusted EBITDA (or a variant thereof) for a variety of analytical purposes, including the following:

  •
  In the development of our 2010 capital expenditure budget, we considered, among other things, Adjusted EBITDA, which is a measure of our ability to generate cash resources from our operations. Management also evaluated the 2010 projected Adjusted EBITDA to estimate that portion of our budget that could be funded from the generation of cash from our operations and, conversely, the remaining amount that would need to be funded from the combination of working capital and financing sources, such as borrowings under our credit facility or sales of additional securities.

  •
  A variant of Adjusted EBITDA, as defined in our credit agreement that was in place at December 31, 2009, was used in a covenant calculation as a measure of our liquidity and ability to service our debt. The calculation used for the covenant was Adjusted EBITDA, as defined in the credit agreement, divided by applicable interest, as defined in the credit agreement. Under that covenant, the resulting ratio was required to be more than 3 to 1. As of December 31, 2009, we had no debt outstanding and we were therefore in compliance with the covenant. Further, because a variant of Adjusted EBITDA was used in the covenant calculation, it can be a factor to be considered by the lender when establishing our borrowing base. However, because we had no amounts outstanding under that credit agreement at any time, Adjusted EBITDA had a neutral impact on the borrowing base re-determinations.

  •
  Our Compensation Committee considers Adjusted EBITDA, along with other corporate measures, in determining the vesting of certain equity-based awards of our executive officers. Based on the results for the year ended December 31, 2009, our Compensation Committee approved the vesting of approximately 99.5% of the total 2009 performance-based stock options granted to our executive officers. The Adjusted EBITDA component of the vesting criteria resulted in the vesting of approximately 11% of the total stock options granted. Further discussion of these awards and the determination of the vesting is available in our definitive proxy statement filed with the SEC on April 30, 2010.

        Investors should not consider this measure in isolation or as a substitute for operating income or loss, cash flow from operations determined under GAAP, or any other measure for determining the Company's operating performance that is calculated in accordance with GAAP. This information should be read in conjunction with all of our financial information, including our financial statements and our management's discussion and analysis of the Company's financial condition and results of operations, as set forth in Item 7. In addition, because EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies. In evaluating Adjusted EBITDA, you should be aware that it excludes expenses that we will incur in the future on a recurring basis. Adjusted EBITDA has limitations as an analytical tool. Some of its limitations are:

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

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

        Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed quarterly to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to the full cost pool and becomes subject to depletion calculations. Capitalized costs, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers. For this purpose, we convert our petroleum products and reserves to a common unit of measure. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil. Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower of unproved properties that are subject to amortization. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net revenues was computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves (assuming the continuation of existing economic conditions), less any applicable future taxes. As noted under the heading "Our Reserves" in Part I of this report, as of December 31, 2009, there was no tax benefit or expense included in our ceiling test, due to the fact that future net revenues are exceeded by the tax basis of the properties involved and the Company's existing NOLs. We expect that all of our NOLs will be realized within future carryforward periods. All of the Company's operations, and resulting NOLs, are attributable to our oil and gas assets.

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

        As of December 31, 2009, we had estimated proved reserves of 3.8 million barrels ("MBbls") of oil and 3.8 billion cubic feet ("BCF") of natural gas and with a present value discounted at 10% of $39.1 million. Our reserves are are comprised of 86% crude oil and 14% natural gas on an energy equivalent basis. As stated elsewhere in this report, the change in our proved developed reserves from 2008 to 2009 was primarily due to our exploration program related to our Bakken properties in Dunn County, North Dakota. Specifically, during 2009, $26.5 million of our total capital expenditures of

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Supplemental Oil and Gas Reserve Information (Unaudited) (Continued)

$27.4 million was spent in connection with the drilling of 11 exploratory Bakken wells, of which 9 gross (4.8 net) wells were completed and turned to production. These wells constituted 996.1 MBbls of the total 1,170.4 MBbls of proved developed oil reserves at December 31, 2009 and accounted for substantially all of the increase from December 31, 2008 in proved developed oil reserves.

        We had no proved undeveloped reserves at December 31, 2008. Thus, all proved undeveloped reserves are less than one year old. Primarily as a result of the 2009 exploratory drilling activity described in the preceding paragraph, we converted oil and gas resources under undeveloped acreage to 2,646.3 MBbls of proved undeveloped reserves. Drilling operations with respect to all of these proved undeveloped locations are included in the Company's 2010 drilling budget.

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

        The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in ASC Topic 932:

	Year Ended December 31,
	2009	2008	2007
Future oil and gas sales	$211,632,300	$12,881,600	$95,071,835
Future production costs	(56,591,900)	(5,449,600)	(22,127,559)
Future development costs	(45,911,300)	(218,800)	(10,669,553)
Future net cash flows	109,129,100	7,213,200	62,274,723
10% annual discount	(70,066,300)	(1,885,100)	(26,080,552)

Standardized measure of discounted future net cash flows(1)	$39,062,800	$5,328,100	$36,194,171

(1)
Our calculations of the standardized measure of discounted future net cash flows include the effect of estimated future income tax expenses (which is zero) for all years reported. Due to the fact that future pretax net cash flows relating to our proved oil and gas reserves are exceeded by the tax basis of the properties involved and the Company's existing net operating losses ("NOLs"), there was no tax benefit or expense for all years reported. We expect that all of our NOLs will be realized within future carryforward periods. All of the Company's operations, and resulting NOLs, are attributable to our oil and gas assets.

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

KODIAK OIL & GAS CORP. (Registrant)
Date: August 6, 2010	By:	/s/ LYNN A. PETERSON Lynn A. Peterson President and Chief Executive Officer (principal executive officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ LYNN A. PETERSON Lynn A. Peterson	President and Chief Executive Officer (principal executive officer)	August 6, 2010
By:	/s/ JAMES P. HENDERSON James P. Henderson	Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)	August 6, 2010
By:	* James E. Catlin	Vice President and Chief Operations Officer	August 6, 2010
By:	* Herrick K. Lidstone, Jr.	Director	August 6, 2010
By:	* Rodney D. Knutson	Director	August 6, 2010
By:	* Don McDonald	Director	August 6, 2010

*By:	/s/ LYNN A. PETERSON
	Lynn A. Peterson, Attorney-in-fact	August 6, 2010

QuickLinks

EXPLANATORY NOTE
PART I
  ITEMS 1 AND 2. BUSINESS AND PROPERTIES
Kodiak Oil & Gas Corp. Drilling and Completion Activities
Longer Laterals (8,000' to 10,000')
Shorter Laterals (4,000' to 7,000')
PART II
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
KODIAK OIL & GAS CORP. CONSOLIDATED BALANCE SHEETS
KODIAK OIL & GAS CORP. CONSOLIDATED STATEMENTS OF OPERATIONS
KODIAK OIL & GAS CORP. STATEMENTS OF STOCKHOLDERS' EQUITY
KODIAK OIL & GAS CORP. CONSOLIDATED STATEMENTS OF CASHFLOWS
KODIAK OIL & GAS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES