Form 10-Q
period 2011-03-31
Kodiak Oil & Gas Corp
filed 2011-05-05
CIK 1322866

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

        179,177,939 shares, no par value, of the Registrant's common stock were issued and outstanding as of May 3, 2011.

KODIAK OIL & GAS CORP.

PART 1—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KODIAK OIL & GAS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$76,155	$101,198
Accounts receivable
Trade	9,854	11,328
Accrued sales revenues	4,566	4,578
Inventory, prepaid expenses and other	21,935	18,212

Total Current Assets	112,510	135,316

Oil and gas properties (full cost method), at cost
Proved oil and gas properties	213,019	205,360
Unproved oil and gas properties	112,061	107,254
Wells in progress	41,697	21,418
Equipment and facilities	2,864	2,429
Less-accumulated depletion, depreciation, amortization, accretion and asset impairment	(107,442)	(103,799)

Net oil and gas properties	262,199	232,662

Property and equipment, net of accumulated depreciation of $409 at March 31, 2011 and $377 at December 31, 2010	517	366
Deferred financing costs, net of amortization of $187 at March 31, 2011 and $83 at December 31, 2010	1,423	1,593

Total Assets	$376,649	$369,937

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$24,485	$23,179
Commodity price risk management liability	6,256	2,248

Total Current Liabilities	30,741	25,427
Noncurrent Liabilities
Long term debt	40,000	40,000
Commodity price risk management liability	8,838	3,495
Asset retirement obligation	2,179	1,968

Total Noncurrent Liabilities	51,017	45,463

Total Liabilities	81,758	70,890

Commitments and Contingencies—Note 5
Stockholders' Equity:
Common stock—no par value; unlimited authorized Issued and outstanding: 179,127,939 shares as of March 31, 2011 and 178,168,205 shares as of December 31, 2010 Contributed surplus	410,391	407,312
Accumulated deficit	(115,500)	(108,265)

Total Stockholders' Equity	294,891	299,047

Total Liabilities and Stockholders' Equity	$376,649	$369,937

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
FINANCIAL STATEMENTS

KODIAK OIL & GAS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three months ended March 31,
	2011	2010
Revenues
Oil production	$13,020	$5,488
Gas production	314	233
Other income	103	—

Total revenues	13,437	5,721

Operating expenses
Oil and gas production	2,574	1,222
Depletion, depreciation, amortization and accretion	3,721	1,321
General and administrative	4,718	2,085

Total expenses	11,013	4,628

Operating income	2,424	1,093

Other income (expense)
Loss on commodity price risk management activities	(9,692)	(122)
Interest income (expense), net	33	10

Total financing and other costs	(9,659)	(112)

Net income (loss)	$(7,235)	$981

Earnings per common share:
Basic	$(0.04)	$0.01

Diluted	$(0.04)	$0.01

Weighted average common shares outstanding:
Basic	178,451,574	118,931,087

Diluted	178,451,574	120,588,940

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
FINANCIAL STATEMENTS

KODIAK OIL & GAS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(7,235)	$981
Reconciliation of net income (loss) to net cash provided by operating (used in) activities:
Depletion, depreciation, amortization and accretion	3,721	1,321
Unrealized loss on commodity price risk management activities, net	9,350	122
Stock based compensation	1,539	854
Changes in current assets and liabilities:
Accounts receivable-trade	1,474	(3,033)
Accounts receivable-accrued sales revenue	12	(1,698)
Prepaid expenses and other	(295)	(530)
Accounts payable and accrued liabilities	(1,414)	(424)

Net cash provided by (used in) operating activities	7,152	(2,407)

Cash flows from investing activities:
Oil and gas properties	(22,423)	(7,447)
Prepaid tubular goods	(10,084)	(4,287)
Equipment, facilities, & other	(618)	(81)
Restricted investment	—	(210)

Net cash used in investing activities	(33,125)	(12,025)

Cash flows from financing activities:
Proceeds from the issuance of common shares	947	113
Debt issuance costs	(17)	—

Net cash provided by financing activities	930	113

Decrease in cash and cash equivalents	(25,043)	(14,319)
Cash and cash equivalents at beginning of the period	101,198	24,886

Cash and cash equivalents at end of the period	$76,155	$10,567

Supplemental cash flow information
Oil & gas property accrual included in Accounts payable and accrued liabilities	$11,589	$1,021

Asset retirement obligation	$165	$175

Cash paid for interest	$1,124	$—

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

        The Company was incorporated (continued) in the Yukon Territory on September 28, 2001.

Note 2—Basis of Presentation and Significant Accounting Policies

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Kodiak Oil & Gas (USA) Inc. All significant inter-company balances and transactions have been eliminated in consolidation. The majority of the Corporation's business is transacted in US dollars and, accordingly, the financial statements are expressed in US dollars.

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

        As of March 31, 2011 and December 31, 2010, the Company had approximately $50.5 million in money market accounts with its bank. The money market accounts are limited to six withdrawals per month; however, there are no other redemption restrictions. Therefore, the Company classified the entire balance as Cash and Cash Equivalents at March 31, 2011.

KODIAK OIL & GAS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

Accounts Receivable

        The Company records estimated oil and gas revenue receivable from third parties at its net revenue interest. The Company also reflects costs incurred on behalf of joint interest partners in accounts receivable. Management periodically reviews accounts receivable amounts for collectability and records its allowance for uncollectible receivables under the specific identification method. The Company did not record any allowance for uncollectible receivables as of March 31, 2011 or December 31, 2010.

Inventory, Prepaid Expenses and Other

        Included in inventory, prepaid expenses and other are deposits made on orders of tubular goods required for the Company's drilling program. As of March 31, 2011 there was approximately $5.6 million in deposits made and recorded. As of December 31, 2010 there was approximately $7.6 million in deposits made and recorded. In respect of the $5.6 million tubular goods deposit as of March 31, 2011, the Company estimates that an additional $5.6 million will be paid to complete the purchase and the deposits would be subject to forfeiture if the purchases are not completed. The cost basis of the tubular goods is depreciated as a component of oil and gas properties once the inventory is used in drilling operations. At March 31, 2011 and December 31, 2010 respectively, the Company's analysis of the difference between cost compared to market values for tubular goods not designated for specific wells was not deemed material.

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

        The optimal method of determining proved reserve estimates is based upon a decline analysis method, which consists of extrapolating future reservoir pressure and production from historical pressure decline and production data. The accuracy of the decline analysis method generally increases with the length of the production history. Most of the Company's wells have been producing for a period of less than six years and for some, less than a year. Because of this short production history, other generally less accurate methods such as volumetric analysis and analogy to the production history of wells of ours and other operators in the same reservoir were used in conjunction with the decline analysis method to determine the Company's estimates of proved reserves including developed producing, developed non-producing and undeveloped. As the Company's wells are produced over time and more data is available, the estimated proved reserves will be re-determined at least on a quarterly basis in accordance with applicable rules established by the SEC and may be adjusted internally based on that data.

Depletion and Impairment of Proved Oil and Gas Properties

        When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to the full cost pool and becomes subject to depletion calculations. The cost of acquiring and evaluating unproved properties are initially excluded from depletion calculations. Capitalized costs, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers. For this purpose, we convert our petroleum products and reserves to a common unit of measure. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil. Under the full cost method of accounting,

KODIAK OIL & GAS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower. Should capitalized costs exceed this ceiling, a write-down is recognized. The present value of estimated future net revenues was computed by applying twelve month average first of month prices of oil and gas to estimated future production of proved oil and gas reserves as of period-end (in both 2010 and 2011), less estimated future expenditures to be incurred in developing and producing the proved reserves (assuming the continuation of existing economic conditions), less any applicable future taxes. There was no write-down recognized as of March 31, 2011 or for the year ended December 31, 2010.

Impairment of Unproved Oil and Gas Properties

        The Company's unproved properties are evaluated quarterly for the possibility of potential impairment. As of March 31, 2011 and for the year ended December 31, 2010, no impairment was recorded.

Deferred Financing Costs

        As of March 31, 2011, the Company recorded deferred financing costs of $1.4 million related to the closing of its credit facility (see Note 6). Deferred financing costs include origination, legal and engineering fees incurred in connection with the Company's credit facility, which are being amortized over the four-year term of the credit facility. The Company recorded amortization expense of $187,000 as of March 31, 2011. The Company recorded amortization expense of $83,000 (which included the expensing of all remaining deferred financing costs from the Company's previous credit facility) as of December 31, 2010.

Capitalization of Interest

        The Company capitalizes interest costs associated with the development and construction of significant properties or projects to bring them to a condition and location necessary for their intended use, which, for crude oil and natural gas assets, is at first production from the field. Interest is capitalized using an interest rate equivalent to the average rate we pay on our note payable. Capitalized interest is included in the cost of oil and gas assets and amortized with other costs on a unit-of-production basis. Capitalized interest totaled $1.1 million as of March 31, 2011 and $470,000 in 2010.

KODIAK OIL & GAS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

Commodity Derivative Instrument

        Through its wholly-owned subsidiary Kodiak Oil & Gas (USA) Inc., the Company has entered into commodity derivative contracts, as described below. The Company has utilized swaps or "no premium" collars to reduce the effect of price changes on a portion of our future oil production. A collar requires us to pay the counterparty if the market price is above the ceiling price and requires the counterparty to pay us if the market price is below the floor price. A swap requires us to pay the counterparty if the settlement price exceeds the strike price and the same counterparty is required to pay us if the settlement price is less than the strike price. The objective of the Company's use of derivative financial instruments is to achieve more predictable cash flows in an environment of volatile oil and gas prices and to manage its exposure to commodity price risk. While the use of these derivative instruments limits the downside risk of adverse price movements, such use may also limit the Company's ability to benefit from favorable price movements. The Company may, from time to time, add incremental derivatives to hedge additional production, restructure existing derivative contracts or enter into new transactions to modify the terms of current contracts in order to realize the current value of the Company's existing positions.

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

        The Company's commodity derivative contracts as of March 31, 2011 are summarized below:

Contract Type	Counterparty	Basis(1)	Quantity(Bbl/d)	Strike Price ($/Bbl)	Term
Collar	Wells Fargo Bank, N.A.	NYMEX	400	$75.00/$89.20	Jan 1 - Dec 31, 2011
Collar	Wells Fargo Bank, N.A.	NYMEX	200 - 500	$70.00/$95.56	Jan 1 - Dec 31, 2011
Collar	Wells Fargo Bank, N.A.	NYMEX	400	$85.00/$117.73	Mar 1 - Dec 31, 2011
Collar	Wells Fargo Bank, N.A.	NYMEX	400	$70.00/$95.56	Jan 1 - Dec 31, 2012
Collar	Wells Fargo Bank, N.A.	NYMEX	230	$85.00/$117.73	Jan 1 - Dec 31, 2012

KODIAK OIL & GAS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

Contract Type	Counterparty	Basis(1)	Quantity(Bbl/d)	Swap Price ($/Bbl)	Term
Swap	Wells Fargo Bank, N.A.	NYMEX	135	$84.00	Jan 1 - Dec 31, 2011
Swap	Wells Fargo Bank, N.A.	NYMEX	130	$90.28	Jul 1 - Dec 31, 2011

2011 Total/Average			201	$85.85

Swap	Wells Fargo Bank, N.A.	NYMEX	100	$84.00	Jan 1 - Dec 31, 2012
Swap	Wells Fargo Bank, N.A.	NYMEX	136	$88.30	Jan 1 - Dec 31, 2012
Swap	Wells Fargo Bank, N.A.	NYMEX	24	$90.28	Jan 1 - Dec 31, 2012

2012 Total/Average			260	$86.83

Swap	Wells Fargo Bank, N.A.	NYMEX	79	$84.00	Jan 1 - Dec 31, 2013
Swap	Wells Fargo Bank, N.A.	NYMEX	427	$88.30	Jan 1 - Dec 31, 2013
Swap	Wells Fargo Bank, N.A.	NYMEX	24	$90.28	Jan 1 - Dec 31, 2013

2013 Total/Average			530	$87.75

Swap	Wells Fargo Bank, N.A.	NYMEX	69	$84.00	Jan 1 - Dec 31, 2014
Swap	Wells Fargo Bank, N.A.	NYMEX	360	$88.30	Jan 1 - Dec 31, 2014
Swap	Wells Fargo Bank, N.A.	NYMEX	21	$90.28	Jan 1 - Dec 31, 2014

2014 Total/Average			450	$87.73

Swap	Wells Fargo Bank, N.A.	NYMEX	59	$84.00	Jan 1 - Oct 31, 2015
Swap	Wells Fargo Bank, N.A.	NYMEX	317	$88.30	Jan 1 - Sept 30, 2015
Swap	Wells Fargo Bank, N.A.	NYMEX	46	$90.28	Jan 1 - Oct 31, 2015

2015 Total/Average (Through October)			390	$87.81

(1)
NYMEX refers to quoted prices on the New York Mercantile Exchange.

        The following table details the fair value of the derivatives recorded in the applicable consolidated balance sheet, by category (in thousands):

Underlying Commodity	Location on Balance Sheet	March 31, 2011	December 31, 2010
Crude oil derivative contract	Current liabilities	$6,256	$2,248
Crude oil derivative contract	Noncurrent liabilities	$8,838	$3,495

        The amount of gain (loss) recognized in income related to our derivative financial instruments was as follows (in thousands):

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Unrealized loss on oil contracts	$(9,350)	$(122)
Realized loss on oil contracts	$(342)	—

Loss on commodity price risk management activities	$(9,692)	$(122)

        Unrealized gains and losses resulting from derivatives are recorded at fair value on the consolidated balance sheet and changes in fair value are recognized on the consolidated statement of operations. Both the unrealized and realized gains and losses resulting from the contract settlement of

KODIAK OIL & GAS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

derivatives are recorded in the commodity price risk management activities line on the consolidated statement of income.

Fair Value of Financial Instruments

        The Company's financial instruments, other than the derivative instruments discussed above, including cash and cash equivalents, accounts payable and accrued liabilities are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Additionally, the recorded value of the Company's long-term debt approximates its fair value as it bears interest at variable rates over the term of the loan.

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

Revenue Recognition

        The Company records revenues from the sales of natural gas and crude oil when they are produced. The Company may have an interest with other producers in certain properties, in which case the Company uses the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by the Company. In addition, the Company records revenue for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenue for other owners' gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company's over and under produced gas balancing positions are considered in the Company's proved oil and gas revenues. Gas imbalances at March 31, 2011, and December 31, 2010 were not significant.

Asset Retirement Obligation

        The Company follows accounting for asset retirement obligations in accordance with ASC 410, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties in the consolidated balance sheets. The Company depletes the amount added to proved oil and gas property costs. The future cash outflows associated with settling the asset retirement obligations that have been accrued in the accompanying balance sheets are excluded from the ceiling test calculations. The Company also depletes the estimated dismantlement and abandonment costs, net of salvage values, associated with future development activities that have not yet been capitalized as asset retirement obligations. These costs are included in the ceiling test

KODIAK OIL & GAS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Basis of Presentation and Significant Accounting Policies (Continued)

calculation. Asset retirement obligations are classified as Level 3 (unobservable inputs) fair value measurements. The asset retirement liability is accreted to its present value each period and the capitalized costs are depreciated using a systematic and rational method. The accretion expense is recorded as a component of depreciation, depletion and amortization in the Company's Condensed Consolidated Statement of Operations. As of March 31, 2011, and December 31, 2010, the Company has recorded a net asset of $1.4 million and $1.3 million and a related liability of $2.2 million and $2.0 million, respectively.

        The information below reconciles the value of the asset retirement obligation for the periods presented:

	(In thousands)
	For the three months ended March 31, 2011	For the Year Ended December 31, 2010
Balance beginning of period	$1,968	$1,060
Liabilities incurred	165	849
Liabilities settled	—	(67)
Accretion expense	46	126

Balance end of period	$2,179	$1,968

Note 3—Wells in Progress

        The following table reflects the net changes in capitalized additions to wells in progress during the three months ended March 31, 2011 and the year ended December 31, 2010, and includes amounts that were capitalized and reclassified to producing wells in the same periods (in thousands).

	For the three months ended March 31, 2011	For the Year Ended December 31, 2010
Beginning balance	$21,418	$2,691
Additions to capital wells in progress costs pending the determination of proved reserves	23,218	36,257
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves to full cost pool	(2,939)	(17,530)

Ending balance	$41,697	$21,418

        As of March 31, 2011, wells in progress included nine gross (6.4 net) operated and eleven gross (2.4 net) non-operated wells in the Williston Basin. Two of the nine operated wells classified as wells-in-progress as of March 31, 2011 were completed in April 2011 and a third is scheduled for completion in May 2011. The remaining operated wells are part of multi-well pads and are expected to be completed in 2011.

KODIAK OIL & GAS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Share-Based Payments

        In 2007, the Company adopted the 2007 Stock Incentive Plan (the "2007 Plan"), which replaced the Incentive Share Option Plan. The 2007 Plan authorized the Company to issue stock options, stock appreciation rights (SARs), restricted stock and restricted stock units, performance awards, stock or property, stock awards and other share-based awards to any employee, consultant, independent contractor, director or officer of the Company. On June 3, 2010, the shareholders of the Company approved Amendment No. 1 to the Company's 2007 Plan to increase the maximum number of shares of the Company's common stock, no par value, available for grant under the 2007 Plan from 8 million shares to 16.6 million shares through December 31, 2010. Beginning in 2011, the maximum number of shares of common stock available for issuance under the 2007 Plan, as amended, will be equal to 14% of the Company's then outstanding shares of common stock. As of March 31, 2011, the Company has outstanding options to purchase 5.8 million common shares at prices from $0.36 to $7.20 per share.

        The Company granted stock options to acquire 640,000 common shares at a weighted average exercise price of $6.65 per share and 2.9 million stock options at a weighted average exercise price of $3.26 per share during the quarter ended March 31, 2011 and year ended December 31, 2010, respectively.

        For the quarter ended March 31, 2011 and year ended December 31, 2010, the Company recorded share-based compensation of $1.5 million and $4.5 million respectively.

        The following assumptions were used for the Black-Scholes-Merton model to calculate the share-based compensation expense for the periods presented:

	For the three months ended March 31, 2011	For the year ended, December 31, 2010
Risk free rates	2.34 - 2.45%	0.70 - 3.02%
Dividend yield	0%	0%
Expected volatility	93.79 - 94.97%	95.01 - 102.11%
Weighted average expected stock option life	6.01 years	4.55 years
The weighted average fair value at the date of grant for stock options granted is as follows:
Weighted average fair value per share	$5.13	$2.29
Total options granted	640,000	2,937,000
Total weighted average fair value of options granted	$3,285,128	$6,732,504

KODIAK OIL & GAS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Share-Based Payments (Continued)

        A summary of the stock options outstanding as of January 1, 2011 and March 31, 2011 is as follows:

	Number of Options	Weighted Average Exercise Price
Balance outstanding at January 1, 2010	5,585,000	$2.36
Granted	2,937,000	3.26
Canceled	(343,809)	2.15
Exercised	(1,688,274)	2.13

Balance outstanding at January 1, 2011	6,489,917	$2.73
Granted	640,000	6.65
Canceled	(511,525)	3.07
Exercised	(866,734)	2.89

Balance outstanding at March 31, 2011	5,751,658	$3.24

Options exercisable at March 31, 2011	3,505,658	$2.77

At March 31, 2011, stock options outstanding were as follows:

Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)
$0.36 - $1.00	466,000	7.75
$1.01 - $2.00	895,917	3.11
$2.01 - $3.00	1,128,000	8.39
$3.01 - $4.00	2,069,741	5.46
$4.01 - $5.00	75,000	9.61
$5.01 - $6.00	120,000	9.70
$6.01 - $7.20	997,000	8.63

	5,751,658	6.55

        The aggregate intrinsic value of both outstanding and vested options as of March 31, 2011 was $20.0 million based on the Company's March 31, 2011 closing common stock price of $6.70 per share. The total grant date fair value of the shares vested during the three months ended March 31, 2011 was $2.9 million. As of March 31, 2011, there was $5.0 million of total unrecognized compensation cost related to unamortized options. That cost is expected to be recognized over a period of approximately three years.

        As of March 31, 2011, there were 310,500 unvested shares of restricted stock and restricted stock units with a weighted average grant date fair value of $6.52 per share.

KODIAK OIL & GAS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Share-Based Payments (Continued)

        In the first quarter of 2011, the Company awarded tandem grants of 105,000 restricted stock units ("RSUs") and 52,500 performance awards ("PAs") to employees pursuant to the Company's 2007 Plan. Subject to the satisfaction of certain performance-based conditions, the RSUs and PAs vest one-quarter per year over a four year service date and the Company began recognizing compensation expense related to these grants beginning in 2011 over the vesting period. In March 2011, the Company awarded tandem grants of 22,500 RSUs and 11,250 PAs to its Board of Directors pursuant to the Company's 2007 Plan. The RSUs and PAs vest after a one year service date and the Company will recognize compensation expense related to these grant beginning in 2011 over the vesting period. Total unrecognized compensation cost of $1.8 million related to non-vested restricted stock and RSUs is expected to be recognized over a four year period. The Company recognizes compensation cost for performance based grants on a tranche level and service-based grants on a straight-line basis over the requisite service period for the entire award. The fair value of restricted stock and RSU grants is based on the stock price on the grant date and the Company assumes no annual forfeiture rate.

Note 5—Commitments and Contingencies

        The Company leases office space in Denver, Colorado and Dickinson, North Dakota under separate operating lease agreements. The Denver, Colorado lease expires on April 30, 2016. The Dickinson, North Dakota lease expires December 31, 2013. Rent expense for the quarter ended March 31, 2011 was $87,000 and $289,000 for the year ended in 2010. The Company has no other material capital leases and no other operating lease commitments.

        The following table shows the annual rentals per year for the life of the combined office leases:

Years ending on December 31,	(In thousands)
2011	$338
2012	$476
2013	$490
2014	$481
2015	$502
2016	$174

Total	$2,461

        As of March 31, 2011 the Company was subject to commitments on three drilling rig contracts. One of the contracts expires in late 2011, one in 2012 and the third in 2013. Subsequent to March 31, 2011, we executed a fourth rig with a two-year drilling obligation. Rig delivery and the effective date of the contract governing the rig is expected to be May 15, 2011. In the event of early termination under all of these contracts, the Company would be obligated to pay an aggregate amount of approximately $41.4 million as of May 5, 2011 as required under the varying terms of such contracts.

        As is customary in the oil and gas industry, the Company may at times have commitments in place to reserve or earn certain acreage positions or wells. If the Company does not meet such commitments, the acreage positions or wells may be lost.

        The Company may issue debt securities in the future that the Company's wholly-owned subsidiary, Kodiak Oil & Gas (USA) Inc., may guarantee. Any such guarantee is expected to be full, unconditional and joint and several. The Company has no independent assets or operations nor does it have any

KODIAK OIL & GAS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Commitments and Contingencies (Continued)

other subsidiaries. There are no significant restrictions on the ability of the Company to receive funds from the Company's subsidiary through dividends, loans, advances or otherwise.

Note 6—Credit Facility

First Lien Credit Agreement

        On April 13, 2011, Kodiak Oil & Gas (USA) Inc. (the "Borrower"), a wholly owned subsidiary of Kodiak Oil & Gas Corp., entered into the Second Amendment (the "Second Amendment") to Credit Agreement with Wells Fargo Bank, N.A. ("Wells Fargo"), which amends that certain Credit Agreement (the "Credit Agreement") between the Borrower and Wells Fargo, dated May 24, 2010, as amended by the First Amendment to Credit Agreement, dated November 30, 2010 (the "Credit Agreement").

        The Second Amendment amends the Credit Agreement to, among other things, (i) increase the borrowing base from $50,000,000 to $75,000,000; (ii) decrease the borrowing base increase fee from 1.0% to 0.5%; (iii) reduce the commitment fee from a flat fee of 0.50% to a sliding scale of .375% to 0.50%, depending on borrowing base usage; and (iv) decrease the interest rate through a reduction in the applicable margin applied to the alternate base or adjusted LIBO interest rates (each as defined in the Credit Agreement) payable on outstanding borrowings. The applicable margin was reduced on the alternate base rate from a sliding scale of 1.25% to 2.25% to a sliding scale of 0.75% to 1.75%, depending on borrowing base usage. The applicable margin was reduced on the adjusted LIBO rate from a sliding scale of 2.25% to 3.25% to 1.75% to 2.75%, depending on borrowing base usage.

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

Borrowing Base Utilization Grid

Borrowing Base Utilization Percentage	<25.0%	≥25.0% <50.0%	≥50.0% <75.0%	≥75.0% <90.0%	≥90.0%
Eurodollar Loans	1.75%	2.00%	2.25%	2.50%	2.75%
ABR Loans	0.75%	1.00%	1.25%	1.50%	1.75%
Commitment Fee Rate	0.375%	0.375%	0.50%	0.50%	0.50%

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

quarters ending on the last day of any fiscal quarter and (f) limitations on the sale of property, mergers, consolidations and other similar transactions covenants. As of March 31, 2011, the Company was in compliance with all covenants under the credit agreement. There were no borrowings under the First Lien Credit Agreement at March 31, 2011, or as of the date of this filing.

Second Lien Credit Agreement

        On November 30, 2010, Kodiak Oil & Gas (USA) Inc. entered into a second lien term loan credit agreement with an initial commitment of $40 million (the "Second Lien Credit Agreement") with Wells Fargo Energy Capital, Inc. and any other lender party thereto from time to time (collectively, the "Lenders"). As of March 31, 2011 and December 31, 2010, the entire $40 million commitment was outstanding. Subsequent to March 31, 2011, no borrowings or repayments have occurred under the Second Lien Credit Agreement.

        Interest on the loans under the Second Lien Credit Agreement will accrue based on one of the following two fluctuating reference rates in a manner prescribed under the applicable loan documents: (1) the LIBOR rate (which is primarily based on the London interbank market rate), subject to a floor of 2.5% and (2) the alternate base rate (which is primarily based on Wells Fargo's "prime" rate). Loans that accrue at the LIBOR rate, subject to the 2.5% floor, are subject to an additional margin of 8%. Loans that accrue at the alternate base rate are subject to an additional margin of 7%. The $40 million outstanding as of March 31, 2011 under the Second Lien Credit Agreement accrues interest at 10.5%.

        The Second Lien Credit Agreement contains representations, warranties, covenants, conditions and defaults customary for transactions of this type, including but not limited to restrictions or requirements with respect to additional debt, liens, investments, hedging activities, acquisitions, dividends, mergers, sales of assets, transactions with affiliates and capital expenditures. In addition, the Second Lien Credit Agreement includes financial covenants substantially similar to those under the Credit Agreement, as amended by the First Amendment, and an additional covenant addressing limitations on Subsidiary's ratio of Total Proved PW10% to Total Debt (each as defined in the Second Lien Credit Agreement). As of March 31, 2011, the Company was in compliance with all covenants under the credit agreement.

Interest Incurred Under the First and Second Lien Credit Agreement

        For the quarter ended March 31, 2011, the Company incurred interest expense on the credit facility of $1.1 million. The Company capitalized the entire amount of interest costs of $1.1 million for the quarter ended March 31, 2011.

Note 7—Fair Value Measurements

        ASC Topic 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions of what market participants would use in pricing the asset or liability developed based on the best information

KODIAK OIL & GAS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Fair Value Measurements (Continued)

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

        The following table presents the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011 by level within the fair value hierarchy (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Liabilities:
Commodity price risk management liability	—	(15,094)	—	(15,094)

        The Company determines its estimate of the fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, the credit rating of each counterparty, and the Company's own credit rating. The Company also performs an internal valuation to ensure the reasonableness of third-party quotes. In consideration of counterparty credit risk, the Company assessed the possibility of whether each counterparty to the derivative would default by failing to make any contractually required payments. Additionally, the Company considers that it is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions. At March 31, 2011, derivative instruments utilized by the Company consist of both "no cost" collars and swaps. The crude oil derivative markets are highly active. Although the Company's derivative instruments are valued using public indices, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange. As such, the Company has classified these instruments as Level 2.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        The information discussed in this quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, increases in oil and gas production, the number of anticipated wells to be drilled after the date hereof, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as "may," "expect," "estimate," "project," "plan," "believe," "intend," "achievable," "anticipate," "will," "continue," "potential," "should," "could," and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

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

        Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in the section entitled "Risk Factors" included in our Annual Report on Form 10-K. All forward- looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this section and elsewhere in this report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

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

        Our revenue and future growth rate depend on factors largely beyond our control such as economic, political and regulatory developments and competition from other sources of energy. Oil and gas prices historically have been volatile and may fluctuate widely in the future. Lower oil and natural gas prices may not only decrease our revenues, but may also reduce the amount of oil and gas that we can produce economically and therefore could potentially lower our reserve bookings. A substantial or extended decline in oil or natural gas prices may result in impairments of our proved oil and gas properties and may materially or adversely affect our future business, cash flows, results of operations, liquidity or ability to finance planned capital expenditures. Lower oil and gas prices may also reduce the amount of our borrowing base under our credit agreement, which is determined at the discretion of the lenders based on the collateral value of our proved reserves that have been mortgaged to the lenders. Alternatively, higher oil and natural gas prices have and may continue to result in significant non-cash mark-to-market losses being recognized on our commodity derivatives, resulting in us experiencing net losses.

        As of March 31, 2011 our primary operating areas include the following:

Williston Basin

        Williston Basin in Western North Dakota and Eastern Montana:    As of March 31, 2011, we owned an interest in approximately 112,000 gross acres and 70,000 net acres in this geologic basin. Our primary targets within the Williston Basin are the Bakken Pool consisting of the middle Bakken and Three Forks formations, collectively "Bakken", as well as other formations that produce in the basin including the Mission Canyon and Red River formations. During the first quarter of 2011, we invested capital expenditures of approximately $28.7 million related to drilling and completion operations and $4.0 million related to land leasing activities. As of March 31, 2011, we operate, or have an interest in, a total of 36 gross (18.0 net) producing wells in the Williston Basin.

Green River Basin

        Vermillion Basin of southwest Wyoming:    Our primary leaseholdings in the Green River Basin are located in an area referred to as the Vermillion Basin. As of March 31, 2011, we owned a non-operating interest in 30,000 gross (7,000 net) acres in the Vermillion Basin that is prospective for the Baxter Shale, a 3,000-foot-thick, condensate and gas-prone interval that is also referred to as the Niobrara Shale in other parts of Wyoming and Colorado. During 2010, our partner completed a well that has been turned to production facilities. Although we participated and were carried in the drilling, we did not participate in the completion operations. We will continue to evaluate the play, but have not allocated capital expenditures toward the prospect during 2011.

Recent Developments

Drilling and Completion Activity

        During the first quarter of 2011 we experienced delays in workover and completion operations as well as infrastructure construction due to harsh weather conditions. Furthermore, due to weather conditions, we experienced difficulties in transporting our crude oil from the well sites, which difficulties had a negative impact on our first quarter production. In many cases, the lack of sufficient tank storage and the constraints on oil transportation required us to shut-in our wells and production. This situation has continued into April 2011 with heavy rainfall and melting snow pack in our production areas. However, we anticipate this situation to improve in the later part of the second quarter of 2011.

        We currently expect our production for the year to be near the lower end of our earlier guidance of 5,500 average barrels of oil equivalent per day, subject to the timely completion of the wells scheduled to be completed in 2011. We expect our production to improve as we accelerate our program with our third and fourth operated rigs, as weather conditions continue to improve, as the backlog of wells waiting on completions are reduced, and as we complete wells on our current multi-well pads.

        During the first quarter of 2011, we completed one gross (0.68 net) well. In late March 2011, we began completion operations on two gross (1.9 net) wells that were placed on production in early April. As of May 5, 2011, we have three gross (1.6 net) wells waiting to be completed, and three gross (2.0 net) wells where drilling has been completed but the wells are located on drilling pads where we are currently drilling the final well on the pads. We expect these wells to be completed in the second and third quarters of 2011.

        During the quarter we drilled three gross (2 net) wells. Drilling operations are continuing on another two gross (1.5 net) wells. In addition, seven gross (1.7 net) non-operated wells were spud during the first quarter of 2011.

Dedicated Fracture Stimulation Team

        In the first quarter of 2011, we entered into a two-year agreement with our pressure-pumping service company whereby we will have a dedicated crew for an average of 14 days per month reconciled on a quarterly basis commencing in the third quarter 2011. This agreement formalizes our ongoing relationship with this service company and ensures continuation of the close relationship we have historically maintained. As we continue to increase our drilling rig count we would anticipate that the number of days dedicated to Kodiak would also increase.

Delivery of Third Operated Drilling Rig and Contract for Fourth Operated Drilling Rig

        We are in the process of mobilizing our third operated rig onto our Smokey Prospect area in McKenzie County. We anticipate that we will spud our first well with this rig in early May 2011. The rig was initially scheduled for delivery in the first quarter of 2011 after it completed drilling operations for another operator. However due to drilling delays, delivery of the rig was postponed. The contract on this rig is for two years. Subsequent to March 31, 2011, we entered into a contract for a fourth operated drilling rig. The rig is generally built to the same specification as our other three rigs, except it does not have a skid package, which we can add at a later date at our election. We intend to take delivery of the rig during May 2011 and it will be under contract for two years. The addition of the fourth rig will allow us to accelerate our drilling program and should compensate for a portion of the drilling days lost due to the delay of the third rig described above. The net effect to our capital budget for 2011 of adding the fourth rig, offset by delays in the first quarter of 2011 and including acreage leasing costs to-date is an expected $20 million increase.

2011 Capital Expenditures and Budget

        We have increased our 2011 capital expenditure budget by $20 million to $220 million due to the addition of a fourth operated drilling rig and expenditures for acreage acquisition to-date. These increases were partially offset by reduced spending in the first quarter primarily as the result of the delay in taking delivery of the third operated rig. We believe our initial budget captured anticipated cost increases and to date our well costs are meeting our expectations. We have estimated completed well costs of $8.5 million to $9 million plus additional costs for infrastructure associated with pipeline connections. These estimates are in line with our current cost structure. We have experienced higher costs associated with the winter months but we would expect these costs to diminish as we move into the summer operations. Our 2011 capital expenditure budget is subject to various factors, including market conditions, oilfield services and equipment availability, commodity prices and drilling results. Our capital budget for 2011 is comprised of the following:

  •
  $175 million for the drilling and completion of operated wells and related infrastructure. In the three month period ended March 31, 2011, we spent approximately $23.3 million on operated properties.

  •
  $40 million is allocated to non-operated drilling activity. Year-to-date we have spent $4.3 million related to the drilling progress on three gross (1.5 net) wells.

  •
  $4.0 million for leasehold expenditures in the first quarter in which we acquired approximately 1,200 net acres. Although our 2011 capital expenditure budget does not include additional costs related to lease acquisitions, we have continued to explore opportunities to expand our acreage position.

Capital Resources

        Our 2011 drilling program is designed to provide flexibility in identifying suitable well locations and in the timing and size of capital investment. We anticipate funding the remainder of the 2011 capital program through a combination of existing working capital, our expected operating cash flows, and additional credit that may be available under either our borrowing base or second lien term loan facilities.

        As of March 31, 2011, we have working capital of $81.8 million primarily consisting of $76.2 million of cash and equivalents. In addition, we have an existing revolving line of credit with a borrowing base that was increased to $75.0 million in April 2011 that is currently undrawn. We expect that this borrowing base will continue to increase with the addition of proved properties as a result of our ongoing drilling and completion activities.

        We anticipate that our operating cash flows will continue to increase as additional wells are placed on production. In the first quarter of 2011, our average sales volumes increased to approximately 1,860 barrels of oil equivalent per day (BOEPD), or 100% over the sales volumes for the same period of 2010. Provided we complete wells that are currently awaiting completion and that we complete new wells expected to be drilled through the remaining of 2011, and provided such wells produce at rates similar to those generated by our existing wells, we would expect our production rates and operating cash flows to grow significantly as we move through 2011. However, there can be no assurances that we will either complete such wells or that such wells will produce or generate cash flows at such levels.

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

Our Properties

Williston Basin

        Our primary geologic target in the Williston Basin is the middle member of the Bakken Formation, the dolomitic, sandy interval between the two Bakken shales at an approximate vertical depth of 10,300-11,300 feet and the Three Forks Formation that is present immediately below the lower Bakken shale. As of March 31, 2011, we were operating a two-rig program. Subsequent to March 31, 2011 we took delivery of a third drilling rig and executed a contract for a fourth drilling rig. In addition, our joint venture partner on a portion of our Dunn County leasehold is operating one drilling rig on the lands it operates. Our working interest will vary in the wells drilled by these non-operated rigs but we expect to have a 50% interest with respect to a significant number of the wells drilled in 2011.

        Our Williston Basin leasehold is largely contiguous and by virtue of our high working interest and operatorship, we can control the development pace and location of our surface facilities. We believe this strategy, combined with pad drilling and long laterals, will maximize the efficiency of our drilling and completion programs as well as minimize the infrastructure required to connect our wells to sales pipelines. As a result, we are able to plan our locations to minimize the number of wells required to hold our acreage by establishing production within the primary terms of our leases.

Dunn, Mountrail and McLean Counties, North Dakota (59,000 gross and 34,000 net acres)

        During 2011, we have continued to develop our Dunn County leasehold where we have consistently utilized one of our drilling rigs. We are currently drilling the fourth well on a four-well pad. Once drilling operations are finished, this pad will be prepared for completion operations that are expected to occur during the later part of the second quarter and the early part of the third quarter of 2011. The wells on this pad have been drilled in a manner that will continue to provide us information as to the productivity of the Three Forks Formation as well as additional testing of wellbore density within the middle Bakken Formation and communication between the middle Bakken and Three Forks formations.

McKenzie County, North Dakota (39,000 gross and 27,000 net acres)

        On our leasehold in McKenzie County, N.D., we completed two wells in early April 2011. First, the Koala #9-5-6-12H3 (95% WI/78% NRI), an approximate 9,200-foot horizontal lateral was successfully completed in 22 stages in the Three Forks Formation. During a 24-hour period, the well recorded production of 1,919 barrels of oil ("BO") and 2.45 million cubic feet of natural gas ("MMcf"), or 2,327 barrels of oil equivalent ("BOE"). Over the first 21 days of production, this well produced approximately 17,900 BO and 22.9 MMcf, for an average of 1,035 BOE per day. This Three Forks well was drilled 700 feet from the middle Bakken well discussed below in an ongoing effort to evaluate communication between the middle Bakken and the Three Forks formations. By successfully completing the Koala #9-5-6-12H3 well, we believe we have demonstrated the productive potential of the Three Forks Formation as an oil-prone reservoir system on this part of our McKenzie County core operating area.

        In addition, the Koala #9-5-6-5H well (95% WI/78% NRI), an approximate 9,000-foot horizontal lateral, was successfully completed in 24 stages in the middle Bakken Formation. During a 24-hour period, the well recorded production of 2,526 BO and 3.1 MMcf, or 3,042 BOE. Over the first 14 days of production, this well produced approximately 17,000 BO and 9.3 MMcf, for an average of 1,335 BOE per day.

        We currently have two wells awaiting completion in the Koala area that were drilled on a two-well pad, the Koala #3-2-11-14H (52% WI/42% NRI), and the Koala #3-2-11-13H (53% WI/43% NRI) wells. These two well bores have been drilled approximately 1,300 feet apart in the middle Bakken in an effort to test well bore density within the drilling unit. These wells are projected to be completed in the second quarter of 2011.

        In February 2011, we completed the Grizzly #13-6H well in the middle Bakken Formation. This well in western McKenzie County was a reentry well where we drilled out a short horizontal lateral of approximately 3,100 feet and fracture stimulated using 10 stages with a cemented liner. Initial production from the well was 378 BOEPD and 128 MCF of natural gas per day or 399 BOEPD. During the first 60 days of production, the well averaged 120 BOPD.

        The following summary provides a tabular presentation of data pertinent to our Williston Basin drilling and completion activities targeting the Bakken during 2010 and 2011 (gas is converted on a 6 Mcf to 1 barrel of oil basis):

Kodiak Oil & Gas Corp.
North Dakota (Bakken and Three Forks) Drilling and Completion Activities

			IP 24- Hour Test BOE/D	Daily Production (BOE/d)
	WI / NRI (%)	Completion Date								Gas / Oil Ratio (GOR)	Well Status(3)
Well				30 Day		60 Day	90 Day	180 Day	360 Day
Dunn County, ND: Longer Laterals (Over 5,000')
MC #13-34-28-1H	59 / 48	Sep-10	1,906	1,082		1,074	995	723	—	760	FW
MC #13-34-28-2H	59 / 48	Aug-10	2,055	1,259		1,073	932	655	—	790	FW
TSB #14-21-33-15H	50 / 41	Dec-10	2,050	877	(2)	790	706	—	—	800	FW
TSB #14-21-33-16H3	50 / 41	Dec-10	1,042	603		444	—	—	—	530	FW(1)
TSB #14-21-16-2H	50 / 41	Q2 11	—	—		—	—	—	—	—	WOC
TSB #2-24-12-2H	50 / 41	Q2/Q3 11	—	—		—	—	—	—	—	WOC
SC #2-24-25-15H	96 / 79	Q2/Q3 11	—	—		—	—	—	—	—	WOC
TSB #2-24-12-1H3	50 / 41	Q2/Q3 11	—	—		—	—	—	—	—	WOC
SC #2-24-25-16H	96 / 79	—	—	—		—	—	—	—	—	Drilling
Dunn County, ND: Shorter Laterals (Under 5,000')
MC #16-3-11H	60 / 49	Feb-10	1,419	798		694	621	496	353	880	FW
MC #16-3H	60 / 49	Mar-10	1,495	671		537	478	356	—	800	FW
MC #13-34-3H	60 / 49	Jun-10	1,517	678		580	496	351	—	750	FW
TSB #14-21-4H	50 / 41	Dec-10	1,196	656	(2)	470	397	—	—	750	FW
McKenzie County, ND
Grizzly 13-6H	68 / 56	Feb-11	399	122		120	—	—	—	—	FW
Grizzly 1-27H-R	74 / 60	Sep-10	507	210		204	196	—	—	800	PW
Koala 9-5-6-5H	95 / 78	Apr-11	3,042	—		—	—	—	—	—	FW
Koala 9-5-6-12H3	95 / 78	Apr-11	2,327	—		—	—	—	—	—	FW
Koala 3-2-11-14H	52 / 42	Q2 11	—	—		—	—	—	—	—	WOC
Koala 3-2-11-13H	53 / 43	Q2 11	—	—		—	—	—	—	—	WOC
Koala 2-25-36-15H	66 / 53	—	—	—		—	—	—	—	—	Mob
Smokey 15-22-15-2H	85 / 69	—	—	—		—	—	—	—	—	Mob

(1)
Only 6 out of 22 stages completed and producing

(2)
Production curtailed due to weather conditions and limited crude oil transportation

(3)
Well Status is as of April 30, 2011

FW = Flowing Well PW = Pumping Well WOC = Waiting on Completion Mob = Rig being mobilized to well

Our Leasehold

        As of April 1, 2011, we had several hundred lease agreements representing approximately 157,000 gross and 90,000 net acres primarily in the Williston and Green River Basins. The following table sets forth our gross and net acres of developed and undeveloped oil and natural gas leases:

	Undeveloped Acreage(1)		Developed Acreage(2)		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Green River Basin
Wyoming	26,201	5,849	1,520	908	27,721	6,757
Colorado	7,339	4,960	0	0	7,339	4,960
Williston Basin
Montana	4,938	2,874	3,240	2,446	8,178	5,320
North Dakota	85,744	53,133	18,080	11,227	103,824	64,360
Other Basins
Wyoming	10,018	8,637	0	0	10,018	8,637
Acreage Totals	134,240	75,453	22,840	14,581	157,080	90,034

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

	Expiring Acreage
Year Ending	Gross	Net
December 31, 2011	5,539	3,580
December 31, 2012	23,012	14,118
December 31, 2013	17,112	12,206
December 31, 2014	20,729	11,717

Total	66,392	41,621

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

	For the three months ended
	March 31, 2011	March 31, 2010
Sales Volume (Bakken):
Oil (Bbls)	149,749	71,813
Gas (Mcf)	21,630	1,873
Sales Volume (Other):
Oil (Bbls)	7,646	5,392
Gas (Mcf)	40,573	41,204
Sales Volume (Total):
Oil (Bbls)	157,395	77,205
Gas (Mcf)	62,203	43,077
Sales volumes (BOE)	167,762	84,385
Natural Gas flared (Mcf)(1):	88,292	42,988
Total production volume (Total):
Oil (Bbls)	157,395	77,205
Gas (Mcf)	150,495	86,065
Production volumes (BOE)	182,477	91,549

(1)
Includes production of natural gas that is not included in our sales volumes. All flared gas is related to the Bakken field.

        Sales prices received, and production costs per sold BOE for the three months ended March 31, 2011 and 2010 are summarized in the following table:

	For the three months ended
	March 31, 2011	March 31, 2010
Sales Price:
Gas ($/Mcf)	$5.04	$5.41
Oil ($/Bbls)	$82.72	$71.08
Commodity Price Risk Management Activities ($/Sales BOE):
Realized loss	$(2.04)	$—
Unrealized loss	$(55.73)	$(1.45)
Production costs ($/Sales BOE):
Lease operating expenses	$5.97	$6.53
Production and property taxes	$9.05	$7.82
Gathering, transportation, marketing	$0.33	$0.14

Quarter Ended March 31, 2011 Compared to Quarter Ended March 31, 2010

        Oil sales revenues.    Oil sales revenues increased by $7.5 million to $13.0 million for the three months ended March 31, 2011, as compared to oil sales of $5.5 million for the same period in 2010. Our oil sales volume increased 104% to 157.4 thousand barrels (MBbls) in the first quarter of 2011 as compared to 77.2 MBbls in the first quarter of 2010. The volume increase is due to the oil volumes produced from our Bakken development. However, these volumes were negatively impacted in the first quarter of 2011 by severe winter conditions which caused delays in transportation and reduced well completion activity. Also contributing to the increase in sales revenue was the increase in the average price we realized on the sale of our oil. Our net price received increased from $71.08 per barrel for the quarter ended March 31, 2010, to $82.72 per barrel for the quarter ended March 31, 2011.

        Natural Gas sales revenues.    Natural gas sales volumes increased to 62,200 Mcf in the first quarter of 2011 compared 43,100 Mcf in the same period in 2010. The average price we realized on the sale of our natural gas was $5.04 per Mcf in the 2011 period compared to $5.41 per Mcf in 2010. The increase in our natural gas sales volumes is largely a result of production and sales of associated gas from our Bakken properties offset by a decline of our Wyoming assets that historically contributed a majority of our natural gas production. Although the majority of our gas from the Bakken wells to-date has been flared, late in 2010, we began connecting our wells to third party pipelines that gather and transport the gas to processing plants and sales pipelines. We expect that a majority of our remaining wells will be connected to gas pipelines during 2011 which will allow us to capture the related sales revenue. Industry-wide in the Williston basin, there is currently a shortage of gas gathering and processing capacity which has limited our ability to sell our gas production. During 2011, we expect that additional third-party facilities will come online which should allow additional gas volumes to be gathered, processed and sold.

        Loss on commodity price risk management activities.    Primarily due to the increase in crude oil price during the first quarter of 2011, for the three months ended March 31, 2011, we incurred a total loss on our risk management activities of $9.7 million. This loss is a result of our hedging program used to mitigate our exposure to commodity price fluctuations that may inhibit our ability to fund our capital expenditure budget or other obligations. This loss was comprised of approximately $342,000 of realized losses for transactions that were settled in the first quarter of 2011 and $9.4 million of unrealized losses for the mark-to-market valuation of forward transactions. The unrealized loss is a non-cash adjustment for the value of our risk management transactions at March 31, 2011. These transactions will continue to change in value and we will likely add to our hedging program. Therefore we expect our net income to continue to reflect the volatility of commodity price forward markets. Our cash flows are not affected by unrealized gains and losses on commodity risk management activities, but rather, will be affected when gains or losses are realized upon settlement of the underlying transactions at the current market prices at that time.

        Oil and gas production expense.    Our oil and gas production expense increased by $1.3 million to $2.6 million for the quarter ended March 31, 2011 as compared to the same period in 2010. The increase is due to an $861,000 increase in production taxes and a $494,000 increase in lease operating expenses ("LOE"). The production tax increase is attributable to increased revenue as it is calculated as a fixed percentage of sales revenue. LOE increased year over year due to a higher number of wells that we operate or participate in. On a per unit basis, LOE decreased from $6.53 per barrel sold in 2010 to $5.97 in 2011. This decrease is primarily related to increased volumes sold as compared to a lesser increase in nominal costs. The largest cost driver in our Williston Basin operations is the disposal of flowback water used in the well completion operations. We expense the water handling costs once oil production is established. The timing of completions and resulting water handling costs will cause variations in the LOE per barrel ratio on a quarter-to-quarter basis. To date, this water has been transported by truck to third party disposal facilities. Late in 2010, we began connecting our wells to third party pipelines that will transport water directly to disposal facilities. We expect that a majority of our remaining wells will be connected to water pipelines during 2011, which will substantially reduce our water-related costs. However, we expect to continue to experience volatility relative to the timing of our well completion work.

        Depletion, depreciation, amortization and abandonment liability accretion ("DDA") expense.    Our depletion, depreciation, amortization and abandonment liability accretion expense increased by $2.4 million to $3.7 million for the three months ended March 31, 2011, from $1.3 million for the same period in 2010. This increase is due to increased volumes sold in 2011 as sales increased by approximately 83,400 BOE over the same period. On a per unit basis, DDA increased from $15.65 per barrel sold in the first quarter of 2010 to $22.18 per barrel sold in 2011. This increase is due to increased well costs as compared to reserves as estimated in our annual reserve report. Beginning in 2010, we have predominantly completed our wells using a greater number of fracture stimulation stages and increased volumes of proppant. These factors have increased the well completion costs but we believe that the higher upfront costs will generate overall higher returns through greater production volumes and total oil and gas reserves. Currently, because of the early stages of development of our Bakken play, our reserves, especially for undeveloped locations, include the increased well costs but not the improved reserves. We believe that as our improved results are reflected in our future estimated reserves, the DDA rate per unit will decrease over time. Also contributing to the increased DDA rate is the allocation of the purchase price to producing properties related to our acquisition in the fourth quarter of 2010.

        General and administrative ("G&A") expense.    G&A expense increased by $2.6 million to $4.7 million for the quarter ended March 31, 2011, from $2.1 million for the same period in 2010. This increase is primarily due to the growth in personnel and related costs as we have expanded our operational activities related to the Bakken development. Total employees increased to 40 at March 31, 2011, from 20 at March 31, 2010.

        Our G&A expense includes the non-cash expense for share-based compensation for stock options and restricted stock unit grants under our 2007 Stock Incentive Plan. For the three months ended March 31, 2011, this expense was $1.5 million as compared to $850,000 in 2010.

        Operating income.    Our operating income was approximately $2.4 million for the quarter ended March 31, 2011, as compared to approximately $1.1 million for the quarter ended March 31, 2010. This 122% increase in operating income from the first quarter of 2010 compared to the first quarter of 2011 is attributed to our on-going successful completions of wells in our Bakken play as well as crude oil price improvement from the first quarter of 2010 to the first quarter of 2011.

        Net loss.    Our net loss was approximately $7.2 million for the quarter ended March 31, 2011, as compared to net income of approximately $1.0 million for the quarter ended March 31, 2010. Although our revenue, net of production expenses, was higher compared to 2010, our 2011 net loss was negatively impacted by increased DDA, G&A and, most significantly, the $9.4 million unrealized loss on risk management activities discussed above.

Commitments and Contingencies

        For a discussion of our commitments and contingencies, see Note 5 to our financial statements included above, which is incorporated herein by reference.

Off Balance Sheet Arrangements

        The Company did not have any off balance sheet arrangements, as such term is defined in Item 303(a)(4)(ii) of Regulation S-K, at March 31, 2011 and December 31, 2010.

Critical Accounting Policies and Estimates

        Please see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010, which is incorporated herein by reference.

Recently Issued Accounting Pronouncements

        None.

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

        We use no premium collars to establish floor and ceiling prices on our anticipated future oil production. We neither receive nor pay net premiums when we enter into these arrangements. These contracts are settled monthly. When the settlement price (the market price for oil or natural gas on the settlement date) for a period is above the ceiling price, we pay our counterparty. When the settlement price for a period is below the floor price, our counterparty is required to pay us. All hedges are accounted for using mark-to-market accounting.

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

        The Company's commodity derivative contracts as of March 31, 2011 are summarized below:

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

        The following table details the fair value of the derivatives financial instruments as of March 31, 2011 and December 31, 2010, by category (in thousands):

Underlying Commodity	Location on Balance Sheet	March 31, 2011	December 31, 2010
Crude oil derivative contract	Current liabilities	$6,256	$2,248
Crude oil derivative contract	Noncurrent liabilities	$8,838	$3,495

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

ITEM 4.    CONTROLS AND PROCEDURES

        Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2011. On the basis of this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

ITEM 1A.    RISK FACTORS

        There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 3, 2011. The risk factors in our Annual Report on Form 10-K for the year ended December 31, 2010, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    RESERVED

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

Exhibit Number	Description
10.1	Second Amendment to Credit Agreement among Kodiak Oil & Gas (USA) Inc., Wells Fargo Bank, N.A., and the Lenders Signatory thereto, effective as of April 13, 2011 (Incorporated by reference to the Company's Current Report on Form 8-K, filed on April 19, 2011.)
31.1	Certification of the Principal Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KODIAK OIL & GAS CORP.
May 5, 2011	/s/ LYNN A. PETERSON Lynn A. Peterson President and Chief Executive Officer
May 5, 2011	/s/ JAMES P. HENDERSON James P. Henderson Chief Financial Officer (principal financial officer)