Form 10-Q
period 2011-06-30
Kodiak Oil & Gas Corp
filed 2011-08-04
CIK 1322866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

Commission File No. 001-32920

(Exact name of registrant as specified in its charter)

Yukon Territory	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1625 Broadway, Suite 250

Denver, Colorado 80202

(Address of principal executive offices, including zip code)

(303) 592-8075

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

209,328,439 shares, no par value, of the Registrant’s common stock were issued and outstanding as of August 3, 2011.

KODIAK OIL & GAS CORP.

PART 1—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KODIAK OIL & GAS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$50,445	$101,198
Accounts receivable
Trade	7,517	11,328
Accrued sales revenues	7,444	4,578
Inventory, prepaid expenses and other	21,747	18,212

Total Current Assets	87,153	135,316

Oil and gas properties (full cost method), at cost
Proved oil and gas properties	254,196	205,360
Unproved oil and gas properties	187,150	107,254
Wells in progress	56,060	21,418
Equipment and facilities	2,950	2,429
Less-accumulated depletion, depreciation, amortization, accretion and writedowns	(112,028)	(103,799)
Net oil and gas properties	388,328	232,662
Property and equipment, net of accumulated depreciation of $454 at June 30, 2011 and $377 at December 31, 2010	932	366
Deferred financing costs, net of amortization of $387 at June 30, 2011 and $83 at December 31, 2010	1,384	1,593
Total Assets	$477,797	$369,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$27,619	$23,179
Advances from joint interest owners	40	—
Commodity price risk management liability	2,660	2,248
Total Current Liabilities	30,319	25,427

Noncurrent Liabilities
Long term debt	114,808	40,000
Commodity price risk management liability	6,586	3,495
Asset retirement obligations	1,750	1,968
Total Noncurrent Liabilities	123,144	45,463

Total Liabilities	153,463	70,890

Commitments and Contingencies - Note 10
Stockholders’ Equity:
Common stock - no par value; unlimited authorized
Issued and outstanding: 181,703,439 shares as of June 30, 2011 and 178,168,205 shares as of December 31, 2010
Contributed surplus	425,814	407,312
Accumulated deficit	(101,480)	(108,265)

Total Stockholders’ Equity	324,334	299,047

Total Liabilities and Stockholders’ Equity	$477,797	$369,937

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONSOLIDATED FINANCIAL STATEMENTS

KODIAK OIL & GAS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenues
Oil sales	$21,417	$5,922	$34,437	$11,410
Gas sales	696	199	1,010	432
Total revenues	22,113	6,121	35,447	11,842

Operating expenses
Oil and gas production	4,433	1,507	7,007	2,729
Depletion, depreciation, amortization and accretion	4,532	1,530	8,253	2,851
General and administrative	4,189	2,623	8,907	4,708
Total expenses	13,154	5,660	24,167	10,288

Operating income	8,959	461	11,280	1,554

Other income (expense)
Gain (loss) on commodity price risk management activities	4,854	170	(4,838)	47
Interest income (expense), net	19	(14)	52	(3)
Other income	188	4	291	4
Total other income (expense)	5,061	160	(4,495)	48

Net income	$14,020	$621	$6,785	$1,602

Earnings per common share:
Basic	$0.08	$0.01	$0.04	$0.01
Diluted	$0.08	$0.01	$0.04	$0.01

Weighted average common shares outstanding:
Basic	179,228,934	119,341,821	178,845,012	119,137,589
Diluted	182,312,179	120,299,724	181,976,807	120,603,115

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONSOLIDATED FINANCIAL STATEMENTS

KODIAK OIL & GAS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the six months ended June 30 ,
	2011	2010

Cash flows from operating activities:
Net income	$6,785	$1,602
Reconciliation of net income to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	8,253	2,851
Unrealized (gain) loss on commodity price risk management activities, net	3,503	(47)
Stock based compensation	2,486	1,720
Changes in current assets and liabilities:
Accounts receivable-trade	3,811	(2,089)
Accounts receivable-accrued sales revenue	(2,866)	(345)
Prepaid expenses and other	6,765	(606)
Accounts payable and accrued liabilities	(5,232)	1,770
Net cash provided by operating activities	23,505	4,856

Cash flows from investing activities:
Oil and gas properties	(135,836)	(25,058)
Sale of oil and gas properties	2,132	—
Prepaid tubular goods	(15,018)	(4,680)
Equipment, facilities, & other	(1,164)	(509)
Restricted investment	—	(210)
Net cash used in investing activities	(149,886)	(30,457)

Cash flows from financing activities:
Borrowings under credit facility	74,808	5,000
Proceeds from the issuance of common shares	1,107	617
Debt and share issuance costs	(287)	(522)
Net cash provided by financing activities	75,628	5,095

Decrease in cash and cash equivalents	(50,753)	(20,506)

Cash and cash equivalents at beginning of the period	101,198	24,886

Cash and cash equivalents at end of the period	$50,445	$4,380

Supplemental cash flow information
Oil & gas property accrual included in accounts payable and accrued liabilities	$19,139	$850

Oil & gas properties acquired through common stock	$14,425	$—

Asset retirement obligation	$(303)	$331

Cash paid for interest	$2,248	$15

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONSOLIDATED FINANCIAL STATEMENTS

KODIAK OIL & GAS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization

Description of Operations

Kodiak Oil & Gas Corp. and its subsidiary (“Kodiak” or the “Company”) is a public company listed for trading on the NYSE Amex LLC as of June 30, 2011 and whose corporate headquarters are located in Denver, Colorado, USA. The Company is an independent energy company engaged in the exploration, exploitation, development, acquisition and production of crude oil and natural gas entirely in the Rocky Mountain region of the United States. The Company made an application and received authorization from NYSE Regulation, Inc. to transfer the listing of its common stock from the NYSE Amex to NYSE. The Company expects its common stock to begin trading on the NYSE on or about August 4, 2011, under its current symbol “KOG”.

The Company was incorporated (continued) in the Yukon Territory on September 28, 2001.

Note 2—Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Kodiak Oil & Gas (USA) Inc. All significant inter-company balances and transactions have been eliminated in consolidation. The Company’s business is transacted in US dollars and, accordingly, the financial statements are expressed in US dollars. The financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X and S-K.  In the opinion of management all adjustments, consisting of normal recurring accruals that are considered necessary for a fair presentation of the interim financial information, have been included. However, operating results for the periods presented are not necessarily indicative of the results that may be expected for a full year.  Kodiak’s 2010 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.  Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in Kodiak’s 2010 Annual Report on Form 10-K.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of oil and gas reserves, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant areas requiring the use of assumptions, judgments and estimates include (1) oil and gas reserves; (2) cash flow estimates used in ceiling test of oil and natural gas properties; (3) depreciation, depletion and amortization; (4) asset retirement obligations; (5) assigning fair value and allocating purchase price in connection with business combinations; (6) accrued revenue and related receivables; (7) valuation of commodity derivative instruments; (8) accrued liabilities; (9) valuation of share-based payments and (10) income taxes. Although management believes these estimates are reasonable, actual results could differ from these estimates. We evaluate our estimates on an on-going basis and base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Although actual results may differ from these estimates under different assumptions or conditions, we believe that our estimates are reasonable.

Reclassifications

The Company has condensed certain line items within the current period financial statements, and certain prior period balances were reclassified to conform to the current year presentation accordingly.  Such reclassifications had no impact on net income, working capital or equity previously reported.

Income Taxes

The Company computes its quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to its year-to-date income or loss.  The Company has not generated taxable income to date, which led the Company to provide a valuation allowance against its net deferred tax assets at December 31, 2010 and June 30, 2011 since it could not conclude that it is more likely than not that the net deferred tax assets will be fully realized on future tax returns. Due to the valuation allowance, no income tax expense or benefit was recorded for the three and six months ended June 30, 2011and 2010.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2011, the Company made no provision for interest or penalties related to uncertain tax positions. The Company files income tax returns in Canada and U.S. federal jurisdiction and various states. There are currently no Canadian or U.S. federal or state income tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service, state or local tax authorities for tax years ended on or before December 31, 2006 or Canadian tax examinations by the Canadian Revenue Agency for tax years ended on or before December 31, 2003.

Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update No. 2011-04—Fair Value Measurement—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which is effective for interim and annual periods beginning after December 15, 2011. The ASU is not expected to have a significant impact on the Company’s financial statements, other than additional disclosures.

Note 3—Acquisitions and Divestitures

June 30, 2011 Acquisition

On June 30, 2011, (“Effective Closing Date”) the Company acquired a private, unafilliated oil and gas company’s (“Seller”) interests in approximately 25,000 net acres of Bakken/Three Fork leaseholds and related producing properties located in the Williston Basin of North Dakota (the “2011 Acquired Properties”)  for a combination of cash and stock.  The Seller received 2.5 million shares of Kodiak’s common stock valued at approximately $14.0 million and cash consideration of $71.5 million in exchange for the 2011 Acquired Properties. The effective date for the acquisition of the 2011 Acquired Properties was April 1, 2011, with purchase price adjustments calculated at the closing date June 30, 2011.  The acquisition provided strategic additions to the Company’s core positions in Koala, Smokey and Grizzly Project areas.  The 2011 Acquired Properties contributed no revenue to Kodiak for the three or six months ended June 30, 2011.   Transaction costs related to the acquisition were approximately $265,000, and are recorded in the statement of operations within the general and administrative expenses line item.  Costs of $75,000 for  issuing and registering with the SEC for the resale of 2.5 million shares of common stock were charged to the contributed surplus account.

The acquisition is accounted for using the acquisition method under ASC 805, Business Combinations, which requires the acquired assets and liabilities to be recorded at fair values as of the acquisition date of June 30, 2011.   The following table summarizes the purchase price and preliminary estimated values of assets acquired and liabilities assumed and is subject to revision as the Company continues to evaluate the fair value of the acquisition (in thousands, except share data):

June 30, 2011
Purchase Price
Consideration Given
Cash from Credit Facility	$71,506
Kodiak Oil & Gas Corp. Common Stock (2,500,000 Shares)	14,425 *

Total consideration given	$85,931

Preliminary Allocation of Purchase Price
Proved oil and gas properties	$7,950
Unproved oil and gas properties	77,804
Total fair value of oil and gas properties acquired	85,754

Working capital	$235
Asset retirement obligation	(58)

Fair value of net assets acquired	$85,931

Working capital acquired was estimated as follows:
Accounts receivable - revenue	325
Crude oil inventory	57
Suspense payable	(12)
Accrued liabilities	(135)

Total working capital	$235

*      The fair value of the consideration attributed to the Common Stock under ASC 805 was based on the Company’s closing stock price on the measurement date of June 30, 2011.  (2,500,000 x $5.77)

The following unaudited pro forma financial information represents the combined results for the Company and the 2011 Acquired Properties for the three and six months ended June 30, 2011 as if the acquisition had occurred on January 1, 2011.  The 2011 Acquired Properties commencement of production was January 20, 2011, therefore pro forma financial information was only included for the three and six months ended June 30, 2011.   The pro forma information includes the effects of adjustments for depletion, depreciation, amortization and accretion expense of $200,000 and $530,000, and interest expense of $550,000 and $1.1 million, for the three and six months ended June 30, 2011, respectively.  The pro forma results do not include any cost savings or other synergies that may result from the acquisition or any estimated costs that have been or will be incurred by the Company to integrate the properties acquired. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the period, nor are they necessarily indicative of future results.

	Three months ended	Six months ended
	June 30, 2011	June 30, 2011

Operating revenues	23,136	37,304

Net income	14,063	6,376

Net loss per common share
Basic	$0.08	$0.04
Diluted	$0.08	$0.04

November 30, 2010 Acquisition

On November 30, 2010, (“Effective Closing Date”) the Company acquired a private, unafilliated oil and gas company’s interests in approximately 14,500 net acres of Bakken/Three Fork leaseholds and related producing properties located in the Williston Basin of North Dakota (the “2010 Acquired Properties”).  The effective date for the acquisition of the 2010 Acquired Properties was August 1, 2010, with purchase price adjustments calculated at the closing date November 30, 2010.  The acquisition provided contiguous leaseholds with approved drilling permits near the Company’s existing acreage position.

The acquisition is accounted for using the acquisition method under ASC 805, which requires the acquired assets and liabilities to be recorded at fair values as of the acquisition date of November 30, 2010.  The transaction’s final settlement was completed in April 2011 resulting in no material changes.  As a result there were no changes from our initial evaluation of the fair values of the net assets acquired in the acquisition or purchase price.

The following table summarizes the purchase price and final fair value of assets acquired and liabilities assumed (in thousands):

November 30, 2010
Purchase Price
Consideration Given
Cash	$108,649

Total consideration given	$108,649

Preliminary Allocation of Purchase Price
Proved oil and gas properties	$32,232
Unproved oil and gas properties	77,193
Total fair value of oil and gas properties acquired	109,425

Working capital	$(541)
Asset retirement obligation	(235)

Fair value of net assets acquired	$108,649

Working capital acquired was estimated as follows:
Accounts receivable	269
Crude oil inventory	63
Accrued liabilities	(873)

Total working capital	$(541)

The following unaudited pro forma financial information represents the combined results for the Company and the 2010 Acquired Properties for the three and six months ended June 30, 2010 as if the acquisition had occurred on January 1, 2010.  The pro forma information includes the effects of adjustments for depletion, depreciation, amortization and accretion expense of $591,000 and $618,000, amortization of financing costs of $72,000 and $144,000, and interest expense of $1.5 million and $3.0 million, for the three and six months ended June 30, 2010, respectively.  The pro forma results do not include any cost savings or other synergies that may result from the acquisition or any estimated costs that have been or will be incurred by the Company to integrate the properties acquired.  The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the period, nor are they necessarily indicative of future results.

	Three months ended	Six months ended
	June 30, 2010	June 30, 2010

Operating revenues	7,873	13,675

Net loss	(98)	(644)

Net loss per common share
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)

Divestitures

In April 2011, the Company completed two separate sales of its interest in operated and non-operated wells, related surface equipment, and 3,046 undeveloped net acres all located in Wyoming for total cash consideration of $2.1 million.  Kodiak was relieved of all reclamation liabilities associated with the producing properties.  As a result of the divestiture, the Company’s asset retirement obligation decreased by $610,000.  Additionally, Kodiak retained an overriding royalty interest in certain leases conveyed.   No gain or loss was recognized on the sale and the proceeds reduced the full cost pool.

Note 4—Earnings Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period.  Diluted net income per common share includes shares of restricted stock  units, and the potential dilution that could occur upon exercise of options to acquire common stock computed using the treasury stock method, which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period).  Additionally, subsequent to June 30, 2011, the Company completed an equity offering in which it issued an additional 27.6 million shares that are not included in the basic and diluted earnings per share calculation for the three and six months ended June 30, 2011.  Please refer to Note 11- Subsequent Events for additional discussion.

In accordance with ASC 260-10-45, Share-Based Payment Arrangements and Participating Securities and the Two-Class Method, the Company’s unvested restricted stock shares are deemed participating securities, since these shares would be entitled to participate in dividends declared on common shares.  During periods of net income, the calculation of earnings per share for common stock exclude income attributable to the restricted stock shares from the numerator and exclude the dilutive impact of those shares from the denominator. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company.

The performance based restricted stock units and unexercised stock options are not participating securities, since these shares are not entitled to participate in dividends declared on common shares.  The number of potentially dilutive shares attributable to the performance based restricted stock units is based on the number of shares, if any, which would be issuable at the end of the respective reporting period, assuming that date was the end of the performance measurement period.  Please refer to Note 5 — Share-Based Payments under the heading Restricted Stock Units and Performance Awards for additional discussion.

The table below sets forth the computations of basic and diluted net income (loss) per share for the three and six months ended June 30, 2011 and June 30, 2010 (in thousands, except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010

Numerator:
Basic net income	$14,020	$621	$6,785	$1,602
Dilutive adjustments to net income	(2)	—	(1)	—
Diluted net income	$14,018	$621	$6,784	$1,602

Denominator:
Basic weighted average common shares outstanding	179,228,934	119,341,821	178,845,012	119,137,589
Effect of dilutive securities
Options to purchase common shares	5,216,158	6,104,917	5,216,158	3,104,917
Assumed treasury shares purchased	(2,412,913)	(5,147,014)	(2,364,363)	(1,639,391)
Unvested restricted stock units	280,000	—	280,000	—
Diluted weighted average common shares outstanding	182,312,179	120,299,724	181,976,807	120,603,115

Basic net income per share	0.08	0.01	0.04	0.01
Diluted net income per share	0.08	0.01	0.04	0.01

The following options and unvested restricted shares, which could be potentially dilutive in future periods, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Anti-dilutive shares	762,000	1,210,000	762,000	4,210,000

Note 5—Share-Based Payments

The Company has granted options to directors, officers, and employees of the Company under the 2007 Stock Incentive Plan (the “Plan”), amended on June 3, 2010 and further amended June 15, 2011. The Plan authorized the Company to issue stock options, stock appreciation rights (SARs), restricted stock and restricted stock units, performance awards, stock or property, stock awards and other share-based awards to any employee, consultant, independent contractor, director or officer of the Company.  The maximum number of shares of common stock available for issuance under the Plan is equal to 24,500,000, subject to adjustment as provided in the Plan.  Additionally, the June 15, 2011 amendment eliminates a provision of the Plan that limited the number of shares available for granting restricted stock and restricted stock units to 2,000,000, thereby making all of the authorized and remaining shares under the amended Plan available for granting restricted stock and restricted stock units.

Stock Options

Total compensation expense related to the stock options of $652,000 and $2.0 million was recognized during the three and six months ended June 30, 2011, respectively, as compared to $852,000 and $1.4 million for the three and six months ended June 30, 2010, respectively.   As of June 30, 2011, there was $5.6 million of total unrecognized compensation cost related to stock options, which is expected to be amortized over a weighted-average period of 2.39 years.

Compensation expense related to stock options is calculated using the Black Scholes-Merton valuation model. Expected volatilities are based on the historical volatility of Kodiak’s common stock over a period consistent with that of the expected terms of the options. The expected terms of the options are estimated based on factors such as vesting periods, contractual expiration dates, historical trends in the Company’s common stock price and historical exercise behavior. The risk-free rates for periods within the contractual life of the options are based on the yields of U.S. Treasury instruments with terms comparable to the estimated option terms.  The following assumptions were used for the Black-Scholes-Merton model to calculate the share-based compensation expense for the period presented:

	For the six months ended	For the year ended,
	June 30, 2011	December 31, 2010

Risk free rates	1.89 - 2.57%	0.70 - 3.02%
Dividend yield	0%	0%
Expected volatility	91.84 - 94.97%	95.01 - 102.11%
Weighted average expected stock option life	6.01 years	4.55 years

The weighted average fair value at the date of grant for stock options granted is as follows:

Weighted average fair value per share	$4.91	$2.29
Total options granted	994,500	2,937,000

Total weighted average fair value of options granted	$4,882,995	$6,732,504

A summary of the stock options outstanding as of January 1, 2011 and June 30, 2011 is as follows:

		Weighted
		Average
	Number	Exercise
	of Options	Price

Balance outstanding at January 1, 2011	6,489,917	$2.73

Granted	994,500	6.40
Canceled	(586,525)	3.47
Exercised	(919,734)	2.90

Balance outstanding at June 30, 2011	5,978,158	$3.36

Options exercisable at June 30, 2011	3,678,158	$2.81

At June 30, 2011, stock options outstanding were as follows:

Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)
$ 0.36-$1.00	463,000	7.50
$1.01-$2.00	895,917	2.86
$2.01-$3.00	1,128,000	8.14
$3.01-$4.00	2,019,741	5.35
$4.01-$5.00	75,000	9.36
$5.01-$6.00	222,000	9.80
$6.01-$7.20	1,174,500	8.62
	5,978,158	6.53

The aggregate intrinsic value of both outstanding and vested options as of June 30, 2011 was $15.3 million based on the Company’s June 30, 2011 closing common stock price of $5.77 per share. The total grant date fair value of the shares vested during 2011 was $3.5 million.

Restricted Stock Units and Performance Awards

Total compensation expense related to restricted stock units (“RSU’s) and performance awards (“PA’s) of $295,000 and $532,000 was recognized during the three and six months ended June 30, 2011, respectively, as compared to $14,000 and $288,000 for the three and six months ended June 30, 2010, respectively.   As of June 30, 2011, there was $1.5 million of total unrecognized compensation cost related to the RSU’s, which is expected to be amortized over a weighted-average period of 1.99 years.

During 2011, the Company granted tandem grants of 105,000 performance based RSU’s and 52,500 PA’s to employees pursuant to the Company’s 2007 Plan.  Subject to the satisfaction of certain performance-based conditions, the RSU’s and PA’s vest one-quarter per year over a four year service date and the Company began recognizing compensation expense related to these grants beginning in 2011 over the vesting period. Additionally, the Company awarded tandem grants of 22,500 shares of restricted stock and 11,250 PA’s to its Board of Directors pursuant to the Company’s 2007 Plan. These restricted stock shares and PA’s vest after a one year service date and the Company will recognize compensation expense related to these grants beginning in 2011 over the vesting period. The Company recognizes compensation cost for performance based grants on a tranche level and service-based grants on a straight-line basis over the requisite service period for the entire award. The fair value of restricted stock and RSU grants is based on the stock price on the grant date and the Company assumes no annual forfeiture rate.

The PA’s are payable in cash, except the Company may, in its discretion, determine to pay out the PA’s on the vesting date through the issuance of shares of the Company’s common stock.  Consequently, as the PA’s will likely be settled in cash, a liability was recorded in the amount of $238,000 at June 30, 2011. The liability for the PA’s is remeasured at each quarter.

As of June 30, 2011, there were 280,000 unvested RSU’s and 22,500 unvested restricted stock shares with a combined weighted average grant date fair value of $6.59 per share.  The total fair value vested during 2011 was $623,000.   A summary of the RSU’s and restricted stock shares outstanding as of January 1, 2011 and June 30, 2011 is as follows:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Non-vested at January 1, 2011	183,000	$6.47

Granted	220,500	6.50
Forfeited	—	—
Vested	(101,000)	6.17

Non-vesting and outstanding at June 30, 2011	302,500	$6.59

Note 6—Credit Facility

First Lien Credit Agreement

On April 13, 2011, Kodiak Oil & Gas (USA) Inc. (the “Borrower”), a wholly owned subsidiary of Kodiak Oil & Gas Corp., entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement between the Borrower and Wells Fargo Bank, N.A. (“Wells Fargo”), dated May 24, 2010, as amended by the First Amendment to Credit Agreement, dated November 30, 2010 (the “First Lien Credit Agreement”).

The Second Amendment amends the First Lien Credit Agreement to, among other things, (i) increase the borrowing base from $50,000,000 to $75,000,000; (ii) decrease the borrowing base increase fee from 1.0% to 0.5%; (iii) reduce the commitment fee from a flat fee of 0.50% to a sliding scale of .375% to 0.50%, depending on borrowing base usage; and (iv) decrease the interest rate through a reduction in the applicable margin applied to the alternate base or adjusted LIBO interest rates (each as defined in the First Lien Credit Agreement) payable on outstanding borrowings. The applicable margin was reduced on the alternate base rate from a sliding scale of 1.25% to 2.25% to a sliding scale of 0.75% to 1.75%, depending on borrowing base usage. The applicable margin was reduced on the adjusted LIBO rate from a sliding scale of 2.25% to 3.25% to 1.75% to 2.75%, depending on borrowing base usage.  Redetermination of the borrowing base under the First Lien Credit Agreement occurs semi-annually, on April 1 and October 1.  Additionally, the Company may elect a redetermination of the borrowing base one time during any six month period.  The First Lien Credit Agreement has a maturity date of May 24, 2014.

Interest on the revolving loans is payable at one of the following two variable rates: the Alternate Base Rate for ABR Loans or the Adjusted LIBO Rate for Eurodollar loans, as selected by the Company, plus an additional percentage that can vary on a daily basis and is based on the daily unused portion of the facility. This additional percentage is referred to as the “Applicable Margin” and varies depending on the type of loan. The grid below shows the Applicable Margin options depending on the applicable Borrowing Base Utilization Percentage:

Borrowing Base Utilization Grid

Borrowing Base Utilization Percentage	<25.0%	>25.0% <50.0%	>50.0% <75.0%	>75.0% <90.0%	>90.0%
Eurodollar Loans	1.75%	2.00%	2.25%	2.50%	2.75%
ABR Loans	0.75%	1.00%	1.25%	1.50%	1.75%
Commitment Fee Rate	0.375%	0.375%	0.50%	0.50%	0.50%

The First Lien Credit Agreement contains representations, warranties, covenants, conditions and defaults customary for transactions of this type, including but not limited to: (a) covenants to comply with a current ratio of consolidated current assets (including unused borrowing capacity) to consolidated current liabilities not less than 1.0:1.0 and a ratio of total debt to EBITDAX (as defined in the First Lien Credit Agreement) of 4.0 to 1.0 for the four fiscal quarters ending on the last day of any fiscal quarter ending on or before December 31, 2010 and to 3.75 to 1.0 for the four fiscal quarters ending on the last day of each fiscal quarter thereafter; (b) limitations on liens and incurrence of debt covenants; (c) limitations on dividends, distributions, redemptions and restricted payments covenants; (d) limitations on investments, loans and advances covenants; (e) requires the Company to maintain a ratio of EBITDAX to Interest Expense (each as defined in the First Lien Credit Agreement) of at least 3.0 to 1.0 for the four fiscal quarters ending on the last day of any fiscal quarter and (f) limitations on the sale of property, mergers, consolidations and other similar transactions covenants. As of June 30, 2011, the Company was in compliance with all covenants under the First Lien Credit Agreement.

On June 29, 2011, to pay the cash consideration in respect to the 2011 Acquired Properties, fund capital expenditures, and fund acquisition related costs, the Company drew approximately $75 million under its First Lien Credit Agreement.  Therefore, as of June 30, 2011, the entire $75 million commitment was outstanding.  Borrowings under the First Lien Credit Agreement accrue interest at approximately 3% and are collateralized by the Company’s oil and gas producing properties.

In July 2011, the Company elected a redetermination of its borrowing base under the First Lien Credit Agreement increasing its borrowing base to $110 million from the previously available $75 million.  Subsequent to June 30, 2011, the Company paid down all borrowings under the First Lien Credit Agreement using $60 million in proceeds from its July 2011 public common stock offering and $15 million borrowed under the Second Lien Credit Agreement (discussed below). Accordingly, as of the date hereof, the Company has repaid all outstanding borrowings under the First Lien Credit Agreement leaving no outstanding balance.

Second Lien Credit Agreement

On November 30, 2010, Kodiak Oil & Gas (USA) Inc. entered into a Second Lien Term Loan Credit Agreement with an initial commitment of $40 million (the “Second Lien Credit Agreement”) with Wells Fargo Energy Capital, Inc. and any other lender party thereto from time to time (collectively, the “Lenders”). At June 30, 2011, the entire $40 million commitment was outstanding.

Interest on the loans under the Second Lien Credit Agreement accrues based on one of the following two fluctuating reference rates in a manner prescribed under the applicable loan documents: (1) the LIBO rate (which is primarily based on the London interbank market rate), subject to a floor of 2.5% and (2) the alternate base rate (which is primarily based on Wells Fargo’s “prime” rate). Loans that accrue at the LIBO rate, subject to the 2.5% floor, are subject to an additional margin of 8%. Loans that accrue at the alternate base rate are subject to an additional margin of 7%. The $40 million outstanding as of June 30, 2011 under the Second Lien Credit Agreement accrues interest at 10.5%.

The Second Lien Credit Agreement contains representations, warranties, covenants, conditions and defaults customary for transactions of this type, including but not limited to restrictions or requirements with respect to additional debt, liens, investments, hedging activities, acquisitions, dividends, mergers, sales of assets, transactions with affiliates and capital expenditures. In addition, the Second Lien Credit Agreement includes financial covenants substantially similar to those under the Credit Agreement, as amended by the First Amendment, and an additional covenant addressing limitations on Subsidiary’s ratio of total net cash flow of our proved reserves discounted at 10% to Total Debt (each as defined in the Second Lien Credit Agreement). As of June 30, 2011, the Company was in compliance with all covenants under the Credit Agreement.  The Second Lien Credit Agreement is collateralized by the Company’s oil and gas producing properties.

On July 15, 2011, Kodiak Oil & Gas (USA) Inc. entered into Amendment No. 1 to Second Lien Credit Agreement (the “Second Lien Amendment”) with Wells Fargo Energy Capital, Inc.  The Second Lien Amendment amends the Second Lien Credit Agreement to, among other things, allow the Company to prepay the original outstanding balance of $40 million prior to November 30, 2011 (the Second Lien Credit Agreement only permitted pre-payment after November 30, 2011), provided that such prepayment is accompanied by a premium equal to approximately 2.0% of the principal prepayment.  In addition, pursuant to the Second Lien Amendment, the Company increased its borrowings under the Second Lien Credit Agreement by $15 million such that the Subsidiary currently has $55 million in borrowings outstanding thereunder.  Under the terms of the Second Lien Amendment, the Subsidiary may prepay the $15 million in additional borrowings at any time without any prepayment penalty; provided that such prepayment on the $15 million in additional borrowings is made after the initial $40 million in borrowings has been prepaid.  The Subsidiary used the $15 million borrowed against the Second Lien Credit Agreement, as amended by the Second Lien Amendment, to reduce the Subsidiary’s balance under its First Lien Credit Agreement.

Deferred Financing Costs

As of June 30, 2011, the Company recorded deferred financing costs of $1.8 million related to the closing of its First Lien Credit Agreement and Second Lien Credit Agreement and respective amendments.  Deferred financing costs include origination, legal and engineering fees incurred in connection with the Company’s credit facilities, which are being amortized over the four-year term of the credit facilities.  The Company recorded amortization expense for the three and six months ended June 30, 2011 of $200,000 and $387,000, respectively, as compared to $13,000 and $30,000 for both the three and six months ended June 30, 2010, respectively.

Interest Incurred Under the First and Second Lien Credit Agreement

Total interest expense incurred during the three and six months ended June 30, 2011 was approximately $1.1 million and $2.2 million, respectively, as compared to $15,000 for both the three and six months ended June 30, 2010.  The Company capitalized interest costs of $1.1 million and $2.2 million for the three and six months ended June 30, 2011. The Company did not capitalize any interest for the three and six months ended June 30, 2010.

Note 7—Asset Retirement Obligations

The Company follows accounting for asset retirement obligations in accordance with ASC 410, Asset Retirement and Environmental Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The Company’s asset retirement obligations primarily represent the estimated present value of the amounts expected to be incurred to plug, abandon and remediate producing and shut-in wells at the end of their productive lives in accordance with applicable state and federal laws. The Company determines the estimated fair value of its asset retirement obligations by calculating the present value of estimated cash flows related to plugging and abandonment liabilities. The significant inputs used to calculate such liabilities include estimates of costs to be incurred; the Company’s credit adjusted discount rates, inflation rates and estimated dates of abandonment. The asset retirement liability is accreted to its present value each period and the capitalized asset retirement cost is depreciated over the estimated life of the producing property.

	(In thousands)
	For the six months ended	For the Year Ended
	June 30, 2011	December 31, 2010

Balance beginning of period	$1,968	$1,060
Liabilities incurred	307	849
Liabilities settled	(610)	(67)
Accretion expense	85	126

Balance end of period	$1,750	$1,968

Note 8— Commodity Derivative Instruments

Through its wholly-owned subsidiary Kodiak Oil & Gas (USA) Inc., the Company has entered into commodity derivative instruments, as described below. The Company has utilized swaps or “no premium” collars to reduce the effect of price changes on a portion of our future oil production.  The objective of the Company’s use of derivative financial instruments is to achieve more predictable cash flows in an environment of volatile oil and gas prices and to manage its exposure to commodity price risk. While the use of these derivative instruments limits the downside risk of adverse price movements, such use may also limit the Company’s ability to benefit from favorable price movements. The Company may, from time to time, add incremental derivatives to hedge additional production, restructure existing derivative contracts or enter into new transactions to modify the terms of current contracts in order to realize the current value of the Company’s existing positions.   The Company does not enter into derivative contracts for speculative purposes.

The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. The Company’s derivative contracts are currently with one counterparty and the Company is a guarantor of Kodiak Oil & Gas (USA) Inc. The Company has netting arrangements with the counterparty that provide for the offset of payables against receivables from separate derivative arrangements with the counterparty in the event of contract termination. The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement.

The Company’s commodity derivative contracts as of June 30, 2011 are summarized below:

Contract Type	Counterparty	Basis(1)	Quantity(Bbl/d)	Strike Price ($/Bbl)	Term
Collar	Wells Fargo Bank, N.A.	NYMEX	400	$75.00/$89.20	Jan 1—Dec 31, 2011
Collar	Wells Fargo Bank, N.A.	NYMEX	200 - 500	$70.00/$95.56	Jan 1—Dec 31, 2011
Collar	Wells Fargo Bank, N.A.	NYMEX	400	$85.00/$117.73	Mar 1—Dec 31, 2011
Collar	Wells Fargo Bank, N.A.	NYMEX	400	$70.00/$95.56	Jan 1—Dec 31, 2012
Collar	Wells Fargo Bank, N.A.	NYMEX	230	$85.00/$117.73	Jan 1—Dec 31, 2012

Contract Type	Counterparty	Basis(1)	Quantity(Bbl/d)	Swap Price ($/Bbl)	Term
Swap	Wells Fargo Bank, N.A.	NYMEX	135	$84.00	Jan 1—Dec 31, 2011
Swap	Wells Fargo Bank, N.A.	NYMEX	130	$90.28	Jul 1—Dec 31, 2011
2011 Total/Average			201	$85.85
Swap	Wells Fargo Bank, N.A.	NYMEX	100	$84.00	Jan 1—Dec 31, 2012
Swap	Wells Fargo Bank, N.A.	NYMEX	136	$88.30	Jan 1—Dec 31, 2012
Swap	Wells Fargo Bank, N.A.	NYMEX	24	$90.28	Jan 1—Dec 31, 2012
2012 Total/Average			260	$86.83
Swap	Wells Fargo Bank, N.A.	NYMEX	79	$84.00	Jan 1—Dec 31, 2013
Swap	Wells Fargo Bank, N.A.	NYMEX	427	$88.30	Jan 1—Dec 31, 2013
Swap	Wells Fargo Bank, N.A.	NYMEX	24	$90.28	Jan 1—Dec 31, 2013
2013 Total/Average			530	$87.75
Swap	Wells Fargo Bank, N.A.	NYMEX	69	$84.00	Jan 1—Dec 31, 2014
Swap	Wells Fargo Bank, N.A.	NYMEX	360	$88.30	Jan 1—Dec 31, 2014
Swap	Wells Fargo Bank, N.A.	NYMEX	21	$90.28	Jan 1—Dec 31, 2014
2014 Total/Average			450	$87.73
Swap	Wells Fargo Bank, N.A.	NYMEX	59	$84.00	Jan 1—Oct 31, 2015
Swap	Wells Fargo Bank, N.A.	NYMEX	317	$88.30	Jan 1—Sept 30, 2015
Swap	Wells Fargo Bank, N.A.	NYMEX	46	$90.28	Jan 1—Oct 31, 2015
2015 Total/Average (Through October)			390	$87.81

Subsequent to June 30, 2011, the Company entered into an additional commodity derivative contract which is summarized below:

Contract Type	Counterparty	Basis(1)	Quantity(Bbl/d)	Swap Price ($/Bbl)	Term
Collar	Shell Trading (U.S.)	NYMEX	500	$85.00 - $117.00	Aug 2011 - Dec 2013

(1)                   NYMEX refers to quoted prices on the New York Mercantile Exchange.

The following table details the fair value of the derivatives recorded in the applicable consolidated balance sheet, by category (in thousands):

Underlying Commodity	Location on Balance Sheet	June 30, 2011	December 31, 2010
Crude oil derivative contract	Current liabilities	$2,660	$2,248
Crude oil derivative contract	Noncurrent liabilities	$6,586	$3,495

The amount of gain (loss) recognized in income related to our derivative financial instruments was as follows (in thousands):

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Unrealized gain (loss) on oil contracts	$5,847	$170	$(3,503)	$47
Realized gain (loss) on oil contracts	(993)	—	(1,335)	—
Gain (loss) on commodity price risk management activities	$4,854	$170	$(4,838)	$47

Unrealized gains and losses resulting from derivatives are recorded at fair value on the consolidated balance sheet and changes in fair value are recognized on the consolidated statement of operations. Both the unrealized and realized gains and losses resulting from the contract settlement of derivatives are recorded in the commodity price risk management activities line on the consolidated statement of income.

Note 9—Fair Value Measurements

ASC Topic 820, Fair Value Measurement and Disclosure, establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

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

The financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.  There were no nonfinancial assets or liabilities measured at fair value on a non-recurring basis at June 30, 2011 or December 31, 2010.

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011 by level within the fair value hierarchy (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total

Liabilities:
Commodity price risk management liability	—	(9,246)	—	(9,246)

The Company determines its estimate of the fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, the credit rating of each counterparty, and the Company’s own credit rating. The Company also performs an internal valuation to ensure the reasonableness of third-party quotes. In consideration of counterparty credit risk, the Company assessed the possibility of whether each counterparty to the derivative would default by failing to make any contractually required payments. Additionally, the Company considers that it is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions. At June 30, 2011, derivative instruments utilized by the Company consist of both “no cost” collars and swaps. The crude oil derivative markets are highly active. Although the Company’s derivative instruments are valued using public indices, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange. As such, the Company has classified these instruments as Level 2.

Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable and payable, and long-term debt. The carrying values of cash equivalents and accounts receivable and payable are representative of their fair values due to their short-term maturities. The carrying amount of the Company’s long-term debt approximates its fair value as it bears interest at variable rates over the term of the loan.

Note 10—Commitments and Contingencies

Lease Obligations

The Company leases office space in Denver, Colorado and Dickinson, North Dakota under separate operating lease agreements. The Denver, Colorado lease expires on April 30, 2016. The Dickinson, North Dakota lease expires December 31, 2013.  Total rental commitments under non-cancelable leases for office space were $2.4 million at June 30, 2011.

Drilling Rigs

As of June 30, 2011 the Company was subject to commitments on five drilling rig contracts.  One of the contracts expires in late 2011, one in 2012, and three in 2013.  Rig delivery on the fifth rig contract is scheduled for the third quarter of 2011.  In the event of early termination under all of these contracts, the Company would be obligated to pay an aggregate amount of approximately $45.4 million as of June 30, 2011 as required under the varying terms of such contracts.

Fracturing Services

In the first quarter of 2011, the Company entered into a two-year agreement with a pressure-pumping service company commencing in the third quarter 2011.  In the event of early contract termination under the agreement, the Company would be obligated to pay approximately $24 million as of June 30, 2011.

Guarantees

The Company may issue debt securities in the future that the Company’s wholly-owned subsidiary, Kodiak Oil & Gas (USA) Inc., may guarantee. Any such guarantee is expected to be full, unconditional and joint and several. The Company has no independent assets or operations nor does it have any other subsidiaries. There are no significant restrictions on the ability of the Company to receive funds from the Company’s subsidiary through dividends, loans, and advances or otherwise.

Note 11—Subsequent Events

Equity Offering

In July 2011, the Company issued 27,600,000 shares of common stock in a public offering, which included the full exercise of the underwriters’ over-allotment option of 3,600,000 for gross proceeds of approximately $168.4 million. The net proceeds of the offering, after deducting underwriting discounts and commissions and Kodiak’s estimated offering expenses, were approximately $159.4 million.  The common stock was issued pursuant to an automatic shelf registration statement on Form S-3 (No. 333-173520) that was filed with the SEC on April 15, 2011 and amended on June 29, 2011.  Subsequent to the offering, the Company used $60 million of the net proceeds from the offering to repay debt outstanding under First Lien Credit Agreement.  The Company intends to use the remaining proceeds to fund capital expenditures related to drilling, development, infrastructure and the potential acquisition of oil and gas properties in certain core areas, principally in the Bakken play located in North Dakota, and for general corporate purposes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information discussed in this quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, increases in oil and gas production, the number of anticipated wells to be drilled after the date hereof, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

•                  our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop our undeveloped operated and non-operated acreage positions;

•                  future capital requirements and uncertainty of obtaining additional funding when needed on terms acceptable to us;

•                  unsuccessful drilling and completion activities and the possibility of resulting write-downs;

•                  geographical concentration of our principal operations;

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

•                  price volatility of oil and natural gas prices, and the effect that lower prices may have on our net income and stockholders’ equity;

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

•                  further sales or issuances of common stock; and

•                  our common stock’s limited trading history.

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K. All forward- looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this section and elsewhere in this report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

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

As of June 30, 2011 our primary operating areas include the following:

Williston Basin

Williston Basin in Western North Dakota and Eastern Montana:  As of June 30, 2011, we owned an interest in approximately 150,000 gross acres and 93,000 net acres in this geologic basin. Our primary targets within the Williston Basin are the Bakken Pool consisting of the middle Bakken and Three Forks formations, collectively “Bakken”, as well as other formations that produce in the basin including the Mission Canyon and Red River formations. During the first half of 2011, we invested capital expenditures of approximately $74.8 million related to drilling and completion operations and $5.4 million related to land leasing activities.  Additionally, as further described below, we closed an acquisition of oil and gas properties and associated assets for consideration of approximately $85.5 million.  Currently, we operate, or have an interest in, a total of 47 gross (22.4 net) producing wells.

Green River Basin

Vermillion Basin of southwest Wyoming:  Our primary leaseholdings in the Green River Basin are located in an area referred to as the Vermillion Basin. As of June 30, 2011, we owned a non-operating interest in 30,000 gross (7,000 net) acres in the Vermillion Basin that is prospective for the Baxter Shale, a 3,000-foot-thick, condensate and gas-prone interval that is also referred to as the Niobrara Shale in other parts of Wyoming and Colorado. We will continue to evaluate the play, but have not allocated capital expenditures toward the prospect during 2011.

In June 2011, we elected to participate in a test well in the Whiskey Canyon Unit in Sweetwater Canyon, Wyoming. The operator proposed to drill to a total depth of 6,341 feet to test the Almond Formation within the Mesaverde Formation.  We will have a 25% working interest in this well.

In April 2011, the Company completed two separate sales of its interest in operated and non-operated wells, related surface equipment, and 3,046 undeveloped net acres all located in Wyoming for total cash consideration of $2.1 million.  Kodiak was relieved of all reclamation liabilities associated with the producing properties.  As a result of the divestiture the Company’s asset retirement obligation decreased by $610,000.  Additionally, Kodiak retained an overriding royalty interest in certain leases conveyed.   No gain or loss was recognized on the sale and the proceeds reduced the full cost pool.

Recent Developments

Equity Offering

On July 22, 2011, the Company issued 27,600,000 shares of common stock in a public offering, which included the full exercise of the underwriters’ over-allotment option of 3,600,000 for gross proceeds of approximately $168.4 million. The net proceeds of the offering, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $159.4 million.  Subsequent to the offering the Company used $60 million of the net proceeds from the offering to repay debt outstanding under its First Lien Credit Agreement.  We intend to use the remaining proceeds to fund capital expenditures related to drilling, development, infrastructure and potential acquisition of oil and gas properties in certain core areas, principally in the Bakken play located in North Dakota, and for general corporate purposes.

Changes to Credit Facilities

On July 15, 2011, the Company received an unscheduled interim re-determination of its First Lien Credit Agreement with Wells Fargo Bank, N.A. As a result, the Company’s borrowing base was increased to $110 million from the $75 million previously available. The borrowing base amount of $110 million is the maximum amount that may be outstanding under such credit facility at any time. Concurrently with the revolver borrowing base increase, the Company also increased the borrowings under its Second Lien Credit Agreement with Wells Fargo Energy Capital, Inc. by $15 million to a total of $55 million. The Company used this additional $15 million from the Second Lien Credit Agreement and $60 million in proceeds from its July 2011 public offering to pay down the First Lien Credit Agreement in its entirety. As a result, the Company’s current borrowing under the First Lien Credit Agreement and Second Lien Credit Agreement are $0 and $55 million, respectively. We currently have $110 million available for borrowing under our First Lien Credit Agreement and no availability under the Second Lien Credit Agreement.

Acquisition of Williston Basin Properties

On June 30, 2011, we closed the previously announced acquisition of oil and gas properties and associated assets located in North Dakota from a private, unaffiliated oil and gas company. The purchase price was comprised of approximately $71.5 million in cash and 2,500,000 shares of our common stock. We funded the cash portion of the purchase price through cash on hand and borrowings under our First Lien Credit Agreement.

The acquisition included approximately 25,000 net mineral acres in McKenzie County, adjacent to and proximate to our core Koala, Smokey and Grizzly Project areas, as well as an operated working interest in two producing wells that, at the time of close, were producing approximately 200 net barrels of oil equivalent per day. Concurrently with the acquisition, we entered into a drilling rig contract for a new-build rig that is scheduled for delivery in the third quarter of 2011. With the addition of this rig, we expect to be operating five drilling rigs by year end 2011, as well as participating as a non-operating partner under leasehold in Dunn County where two rigs are presently drilling.

Operational Update

While the Williston Basin experienced challenging weather conditions in the first part of 2011, improved weather and better surface conditions have returned to the area, and our 2011 program is largely on schedule. Our four operated drilling rigs are presently drilling ahead on multi-well drilling pads. Two rigs are drilling in McKenzie County, and two rigs are drilling in Dunn County. We anticipate that the fifth operated drilling rig will be mobilized to McKenzie County when construction of the rig is completed.

Completion activities are progressing according to schedule, and we expect to complete or commence completion operations on 10 gross and 7.5 net operated wells in the Williston Basin during the third quarter of 2011. In our Koala project area in McKenzie County, fracture stimulation procedures were completed on two gross wells (one net well) during July. Oil from these two wells is being trucked and we are currently selling natural gas by pipeline.

The Koala #3-2-11-13H well [Kodiak operated — 53% working interest (WI) /43% net revenue interest (NRI)], a 8,061-foot horizontal lateral, was successfully completed in 21 stages in the middle Bakken Formation.  During a 24-hour producing period, the well recorded production of 2,514 barrels of oil (BO) and 3.0 million cubic feet of natural gas (MMcf), or 3,021 barrels of oil equivalent (BOE).  Kodiak completed the 24-hour production test utilizing an average 36/64” choke with average flowing surface pressure of 1,787 psi.  Since coming online, the well had cumulative production of 9,145 BO and 10.8 MMcf, or 10,946 BOE in the first seven days of production while continuing to recover frac load during well flowback.

The Koala #3-2-11-14H well [Kodiak operated — 52% working interest (WI) /42% net revenue interest (NRI)], a 9,450-foot horizontal lateral, was successfully completed in 24 stages in the middle Bakken Formation.  During a 24-hour producing period, the well recorded production of 2,816 barrels of oil (BO) and 3.6 million cubic feet of natural gas (MMcf), or 3,412 barrels of oil equivalent (BOE).  Kodiak completed the 24-hour production test utilizing an average 34/64” choke with average flowing surface pressure of 2,538 psi.  Since coming online, the well had cumulative production of 10,371 BO and 12.8 MMcf, or 12,508 BOE in the first seven days of production while continuing to recover frac load during well flowback.

In Dunn County, surface facilities have been constructed, and we expect to begin fracture stimulation work in August 2011 on four gross wells (three net wells). These wells are located on a four-well pad and will be completed consecutively. Oil, gas and water pipelines have been constructed into this location and production from the four wells should flow immediately into the pipelines upon completion of the wells.

We expect our completion operations on operated wells to continue steadily through the last half of 2011. Our agreement with a pressure pumping service company, which will become effective in the third quarter of 2011, will provide us with an average of fourteen 24-hour days of completion work per month (to be reconciled on a quarterly basis). As our drilling activity continues to increase due to the addition of drilling rigs, and as more wells are available for fracture stimulation, we expect to increase the number of days under such arrangement from fourteen 24-hour days to twenty-one 24-hour days.

In addition to our operated rigs, we participated in the completion operations with three gross (1.5 net) non-operated wells during July 2011.  The wells have been turned to production with no initial production rates reported at this time.  Furthermore we are scheduled to complete an additional one gross (0.5 net) during the third quarter of 2011. These wells are located on lands within an area of mutual interest in Dunn County, N.D., where we own a 50% working interest. ExxonMobil continues to operate two rigs and we expect this level of drilling and completion operations to continue through the end of the year.

2011 Capital Expenditures and Budget

Our 2011 capital expenditure budget of $230 million is subject to various factors, including market conditions, oilfield services and equipment availability, commodity prices and drilling results and is comprised of the following:

•                  $185 million for the drilling and completion of operated wells and related infrastructure and other capital expenditures. In the six month period ended June 30, 2011, we spent approximately $63.6 million on operated properties.

•                  $40 million is allocated to non-operated drilling activity in Dunn County. Year-to-date we have spent $8.6 million related to the drilling progress on five gross (2.4 net) wells.

•                  $5 million for leasehold expenditures spent in the first half of 2011 in which we acquired approximately 1,400 net acres.

•                  This capital budget does not include our purchase of the 2011 Acquired Properties in the Williston Basin that closed on June 30, 2011 in which $85.8 million was recorded to oil and gas properties.

Capital Resources

Our 2011 drilling program is designed to provide flexibility in identifying suitable well locations and in the timing and size of capital investment. We anticipate funding the remaining $153 million of the 2011 capital program with the following sources:

•                  Our existing working capital of $56.8 million, including $50.4 million of cash and equivalents as of June 30, 2011. These amounts do not include proceeds from our July 2011 equity offering.

•                  Net proceeds from our July 2011 equity offering of which approximately $99.4 million remains after the repayment of the entire $60 million outstanding on First Lien Credit Agreement.

•                  Our operating cash flows, which are expected to fund an increasing portion of our capital expenditures.

•                  Current availability under our First Lien Credit Agreement of $110 million.  We anticipate our borrowing base under our First Lien Credit Agreement and Second Lien Credit Agreement to continue to increase with additional proved oil and gas reserves as a result of our drilling and completion activity.

In the second quarter of 2011, our average sales volumes increased to approximately 2,600 barrels of oil equivalent per day (BOEPD), or 149% over the sales volumes for the same period of 2010. Provided we complete wells that are currently awaiting completion and that we complete new wells expected to be drilled through the remaining of 2011, and provided such wells produce at rates similar to those generated by our existing wells, we would expect our production rates and operating cash flows to grow significantly as we move through 2011. However, there can be no assurances that we will either complete such wells or that such wells will produce or generate cash flows at such levels.

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

Our Properties

Williston Basin

As of June 30, 2011, we were operating a four-rig program. We have contracted for a fifth operated rig, which we expect to be delivered in the third quarter of 2011. In addition, our joint venture partner on a portion of our Dunn County leasehold is operating a two-rig drilling program on the lands on which it operates. Our working interest will vary in the wells drilled by these non-operated rigs but we expect to have an approximate 50% interest with respect to a significant number of the wells drilled in 2011.

Our leasehold is largely contiguous and by virtue of our high working interest and operatorship, we can control the development pace and location of our surface facilities. We believe this strategy, combined with pad drilling and long laterals, will maximize the efficiency of our drilling and completion programs as well as minimize the infrastructure required to connect our wells to sales pipelines and water disposal facilities.  As a result, we are able to plan our locations to minimize the number of wells required to hold our acreage by establishing production within the primary terms of our leases and therefore do not have a significant number of leases with short term expiration.

Dunn, Mountrail and McLean Counties, North Dakota (57,000 gross and 34,000 net acres)

During 2011, we have continued to develop our Dunn County leasehold where we have consistently utilized one of our drilling rigs. In the second quarter of 2011 we began operating a second drilling rig in Dunn County.  We are currently drilling the second well on a two-well pad with one rig in the Skunk Creek area and drilling the first well of a two-well pad with our second rig in our Charging Eagle area. We anticipate that the two gross, two net Skunk Creek wells will be completed or will have commenced completion operations during the third quarter of 2011.

McKenzie County, North Dakota (79,000 gross and 50,000 net acres)

As a result of our acquisition which closed on June 30, 2011, we increased our net acres in McKenzie County by approximately 25,000 acres.  We are currently operating a two-rig drilling program in McKenzie County.

We are currently drilling the second well on a three well pad in the Koala area.  In our Smokey Project area we are also drilling the second well on a two well pad. We expect to complete or begin completion operations on the two gross, 1.5 net Smokey wells during the third quarter of 2011.

The following summary provides a tabular presentation of data pertinent to our Williston Basin drilling and completion activities targeting the Bakken during 2010 and 2011 (gas is converted on a 6 Mcf to 1 barrel of oil basis):

Kodiak Oil & Gas Corp.

North Dakota (Bakken and Three Forks) Drilling and Completion Activities

	WI /	Completion	IP 24- Hour Test	Daily Production (BOE/d)					Gas / Oil Ratio	Well Status
Well Name	NRI (%)	Date	BOE/D	30 Day	60 Day	90 Day	180 Day	360 Day	(GOR)	(3)
Dunn County, ND
MC 13-34-28-1H	59 / 48	Sep-10	1,906	1,082	1,074	995	723	—	700	FW
MC 13-34-28-2H	59 / 48	Aug-10	2,055	1,259	1,073	932	655	—	600	FW
TSB 14-21-33-15H	50 / 41	Dec-10	2,050	877	790	706	701	—	700	FW
TSB 14-21-33-16H3	50 / 41	Dec-10	1,042	603	444	—	—	—	550	FW
TSB 14-21-4H (1)	50 / 41	Dec-10	1,196	656	470	397	—	—	600	FW
TSB 14-21-16-2H (2)	50 / 41	Apr-11	N/A	194	164	—	—	—	—	FW
TSB 2-24-12-2H	50 / 41	Q3 11	—	—	—	—	—	—	—	WOC
SC 2-24-25-15H	96 / 79	Q3 11	—	—	—	—	—	—	—	WOC
TSB 2-24-12-1H3	50 / 41	Q3 11	—	—	—	—	—	—	—	WOC
SC 2-24-25-16H	96 / 79	Q3 11	—	—	—	—	—	—	—	WOC
SC 12-10-11-9H	97 / 79	Q3 11	—	—	—	—	—	—	—	WOC
SC 12-10-11-9H3	97 / 79	Q3 11	—	—	—	—	—	—	—	Drilling
CE 15-22-15-4H	56 / 45	Q4 11	—	—	—	—	—	—	—	Drilling
McKenzie County, ND
Grizzly 1-27H-R	74 / 60	Sep-10	507	210	204	196	189	—	800	PW
Grizzly 13-6H	68 / 56	Feb-11	399	122	120	119	—	—	350	FW
Koala 9-5-6-5H	95 / 78	Apr-11	3,042	1,377	1,165	—	—	—	1200	FW
Koala 9-5-6-12H3	95 / 78	Apr-11	2,327	1,072	—	—	—	—	1300	FW
Koala 3-2-11-14H	52 / 42	Jul-11	3,412	—	—	—	—	—	—	FW
Koala 3-2-11-13H	53 / 43	Jul-11	3,021	—	—	—	—	—	1200	FW
Koala 2-25-36-15H	66 / 53	Q4 11	—	—	—	—	—	—	—	WOC
Koala 2-25-36-14H3	66 / 53	Q4 11	—	—	—	—	—	—	—	Drilling
Koala 2-25-36-13H3	66 / 53	Q4 11	—	—	—	—	—	—	—	Spud Q3
Smokey 15-22-15-2H	85 / 69	Q3 11	—	—	—	—	—	—	—	WOC
Smokey 15-22-34-15H3	63 / 51	Q3 11	—	—	—	—	—	—	—	Drilling

(1) Shorter lateral (Under 5,000 feet)

(2) Well has not been stimulated.

(3) Well Status is as of July 31, 2011	FW = Flowing Well
PW = Pumping Well
WOC = Waiting on Completion

Our Leasehold

As of June 30, 2011, we had several hundred lease agreements representing approximately 190,000 gross and 110,000 net acres primarily in the Williston and Green River Basins. The following table sets forth our gross and net acres of developed and undeveloped oil and natural gas leases:

	Undeveloped Acreage(1)		Developed Acreage(2)		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Green River Basin
Wyoming	26,201	5,849	1,520	908	27,721	6,757
Colorado	7,339	4,960	0	0	7,339	4,960
Williston Basin
Montana	3,396	1,941	3,240	2,446	6,636	4,387
North Dakota	123,676	75,758	19,360	12,447	143,036	88,205
Other Basins
Wyoming	5,591	5,591	0	0	5,591	5,591

Acreage Totals	166,203	94,099	24,120	15,801	190,323	109,900

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

We believe we have satisfactory title, in all material respects, to substantially all of our producing properties in accordance with standards generally accepted in the oil and natural gas industry. Substantially all of our proved oil and natural gas properties are pledged as collateral for borrowings under our First Lien Credit Agreement and Second Lien Credit Agreement.

Substantially all of the leases summarized in the preceding table will expire at the end of their respective primary terms unless (i) the existing lease is renewed; (ii) we have obtained production from the acreage subject to the lease prior to the end of the primary term, in which event the lease will remain in effect until the cessation of production; or (iii) it is contained within a federal unit. The following table sets forth the gross and net acres of undeveloped land subject to leases that will expire during the current year and the following three years and have no options for renewal or are not included in federal units:

	Expiring Acreage
Year Ending	Gross	Net
December 31, 2011	1,453	1,081
December 31, 2012	33,107	14,240
December 31, 2013	23,219	14,708
December 31, 2014	22,069	10,771
Total	79,848	40,800

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

	For the three months ended		For the six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Sales Volume (Bakken):
Oil (Bbls)	217,583	80,306	365,687	152,120
Gas (Mcf)	81,848	2,011	102,413	3,884

Sales Volume (Other):
Oil (Bbls)	6,172	6,897	15,463	12,289
Gas (Mcf)	5,274	48,794	46,913	89,998

Sales Volume (Total):
Oil (Bbls)	223,755	87,203	381,150	164,409
Gas (Mcf)	87,122	50,805	149,326	93,882
Sales volumes (BOE)	238,275	95,671	406,038	180,056
Natural Gas flared (Mcf) (1):	143,495	48,326	231,949	91,314

Total production volume (Total):
Oil (Bbls)	222,907	88,928	379,534	166,024
Gas (Mcf)	230,617	99,131	381,275	185,196
Production volumes (BOE)	261,343	105,450	443,080	196,890

(1)                                  Includes production of natural gas that is not included in our sales volumes.  All flared gas is related to the Bakken field.

Sales prices received, and production costs per sold BOE for the three and six months ended June 30, 2011 and 2010 are summarized in the following table:

	For the three months ended		For the six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Sales Price:
Gas ($/Mcf)	$7.99	$3.91	$6.76	$4.60
Oil ($/Bbls)	$95.72	$67.91	$90.35	$69.40

Commodity Price Risk Management Activities ($/Sales BOE):
Realized (loss)	$(4.17)	$—	$(3.29)	$—
Unrealized gain (loss)	$24.54	$1.77	$(8.63)	$0.26

Production costs ($/Sales BOE):
Lease operating expenses	$7.46	$7.53	$6.84	$7.06
Production and property taxes	$10.33	$7.63	$9.80	$7.72
Gathering, transportation, marketing	$0.82	$0.60	$0.61	$0.38

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Oil sales revenues.  Oil sales revenues increased by $15.5 million to $21.4 million for the three months ended June 30, 2011, as compared to oil sales of $5.9 million for the same period in 2010. Oil sales volume increased 157% to 223.8 thousand barrels (MBbls) in the second quarter of 2011 as compared to 87.2 MBbls in the second quarter of 2010. The volume increase is due to our ongoing Bakken development program. However, these volumes were negatively impacted in the beginning of the second quarter of 2011 by severe weather conditions resulting in flooding, which caused delays in transportation. Also, contributing to the increase in sales revenue was the increase in the average price we realized on the sale of our oil. Our net price received increased from $67.91 per barrel for the quarter ended June 30, 2010 to $95.72 per barrel for the quarter ended June 30, 2011.

Natural gas sales revenues.  Natural gas revenues increased by $497,000 to $696,000 for the three months ended June 30, 2011, as compared to natural gas sales of $199,000 for the same period in 2010. Natural gas sales volumes increased to 87,122 Mcf in the second quarter of 2011 compared to 50,805 Mcf in the same period in 2010. The average price we realized on the sale of our natural gas was $7.99 per Mcf in the 2011 period compared to $3.91 per Mcf in 2010. The increase in our natural gas sales volumes is largely the result of production and sales of associated gas from our Bakken properties, which was partially offset by a decrease due to the sale of certain Wyoming properties that historically comprised the majority of our natural gas production and sales. The price realized from sales of our natural gas increased due to the growth of our gas sales from our Bakken properties, which has a higher natural gas liquids content compared to our Wyoming properties.  Although the majority of our gas from the Bakken wells-to-date has been flared, late in 2010, we began connecting our wells to third-party pipelines that gather and transport the gas to processing plants and sales pipelines. We expect that a majority of our remaining wells will be connected to gas pipelines during 2011 which will allow us to capture the related sales revenue. Industry-wide in the Williston Basin, there is currently a shortage of gas gathering and processing capacity.  Such shortage has limited our ability to sell our gas production.  During 2011, we expect that additional third-party facilities will come online which should allow additional gas volumes to be gathered, processed and sold.

Gain on commodity price risk management activities.  Primarily due to the decrease in crude oil price during the second quarter of 2011, for the three months ended June 30, 2011, we incurred a total gain on our commodity price risk management activities of $4.9 million. The gain on commodity price risk management activities is a result of our hedging program used to mitigate our exposure to commodity price fluctuations that may inhibit our ability to fund our capital expenditure budget or other obligations. The gain on these activities was comprised of approximately $1.0 million of realized losses for transactions that were settled in the second quarter of 2011 and $5.9 million of unrealized gains for the mark-to-market valuation of forward transactions. The unrealized gain is a non-cash adjustment for the value of our risk management transactions at June 30, 2011. These transactions will continue to change in value, and we will likely expand our hedging program. As such, we expect our net income to continue to reflect the volatility of commodity price forward markets. Our cash flows are not affected by unrealized gains and losses on commodity risk management activities, but rather, will be affected when gains or losses are realized upon settlement of the underlying transactions at the current market prices at that time.

Oil and gas production expense.  Our oil and gas production expense increased by $2.9 million to $4.4 million for the quarter ended June 30, 2011 as compared to $1.5 million for the same period in 2010.  The increase is due to a $1.7 million increase in production taxes and a $1.2 million increase in lease operating expenses (“LOE”). The production tax increase is attributable to increased revenue as it is calculated as a fixed percentage of sales revenue. LOE increased year over year due to an increase in the number of wells that we operate and which we participate. On a per unit basis, LOE decreased from $7.53 per barrel sold in the second quarter 2010 to $7.46 per barrel sold in the second quarter of 2011.

Depletion, depreciation, amortization and abandonment liability accretion (“DDA”) expense.  Our DDA expense increased by $3.0 million to $4.5 million for the three months ended June 30 2011, from $1.5 million for the same period in 2010. This increase is due to increased volumes sold in the second quarter 2011, as sales increased by approximately 143,000 BOE over the same period. On a per unit basis, DDA increased from $16.00 per barrel sold in the second quarter of 2010 to $19.02 per barrel sold for the same period in 2011. This increase in the DDA rate was primarily the result of the allocation of the purchase price to producing properties related to our acquisition in the fourth quarter of 2010.  The DDA rate decreased in the second quarter 2011 as compared to the first quarter of 2011($22.18 per barrel sold) as a result of our successful drilling program.  Additional production data and related upward reserve revisions, as well as the reclassification of previously unproven locations to proven locations, increased total reserves decreasing our DDA rate compared to the prior quarter.

General and administrative (“G&A”) expense.  G&A expense increased by $1.6 million to $4.2 million for the quarter ended June 30, 2011 from $2.6 million for the same period in 2010. This increase is primarily due to the growth in personnel and related costs as we have expanded our operational activities related to the Bakken development. Total employees increased to 52 at June 30, 2011 from 27 at June 30, 2010.  Additionally, in the second quarter of 2011, we incurred approximately $265,000 in transaction costs related to the acquisition of the 2011 Acquired Properties in the Williston Basin.

Our G&A expense includes the non-cash expense for share-based compensation for stock options and restricted stock unit grants under our 2007 Stock Incentive Plan. For the three months ended June 30, 2011, this expense was $948,000 as compared to $866,000 for the same period in 2010.

Operating income.  Our operating income was approximately $9.0 million for the quarter ended June 30, 2011, as compared to approximately $461,000 for the quarter ended June 30, 2010. This 1,843% increase in operating income from the second quarter of 2010 compared to the second quarter of 2011 is attributed to our on-going successful completions of wells in our Bakken play as well as crude oil price improvement from the second quarter of 2010 to the second quarter of 2011.

Net income.  Our net income was approximately $14.0 million for the quarter ended June 30, 2011, as compared to net income of approximately $621,000 for the quarter ended June 30, 2010. Our net income was positively impacted by increased oil and gas production along with increased crude oil prices, resulting in oil and gas revenues of $22.1 million.  Additionally, a $5.8 million unrealized gain on commodity price risk management was recorded as a result of the decrease in crude oil prices from March 31, 2011 to June 30, 2011.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Oil sales revenues.  Oil sales revenues increased by $23.0 million to $34.4 million for the six months ended June 30, 2011, as compared to oil sales of $11.4 million for the same period in 2010.  Oil sales volume increased 132% to 381.2 MBbls for the six months ended 2011 as compared to 164.4 MBbls for the six months ended 2010. The volume increase is due to our ongoing Bakken development program. However, these volumes were negatively impacted in the first half of 2011 by severe winter conditions which caused delays in transportation. Also contributing to the increase in sales revenue was the increase in the average price we realized on the sale of our oil. Our net price received increased from $69.40 per barrel for the six months ended June 30, 2010, to $90.35 per barrel for the six months ended June 30, 2011.

Natural gas sales revenues.  Natural gas revenues increased by approximately $568,000 to $1.0 million for the six months ended June 30, 2011, as compared to natural gas sales of $432,000 for the same period in 2010. Natural gas sales volumes increased to 149,300 Mcf in the first six months of 2011 as compared to 93,900 Mcf in the same period in 2010. The average price we realized on the sale of our natural gas was $6.76 per Mcf for the six months ended June 30, 2011 compared to $4.60 per Mcf for the same period in 2010. The increase in our natural gas sales volumes is largely a result of production and sales of associated gas from our Bakken properties offset by a decline of our Wyoming assets that historically contributed a majority of our natural gas production.  The price realized from sales of our natural gas increased due to the growth of our gas sales from our Bakken properties, which has a higher natural gas liquids content compared to our Wyoming properties.  Although the majority of our gas from the Bakken wells-to-date has been flared, late in 2010, we began connecting our wells to third-party pipelines that gather and transport the gas to processing plants and sales pipelines. We expect that a majority of our remaining wells will be connected to gas pipelines during 2011 which will allow us to capture the related sales revenue. Industry-wide in the Williston basin, there is currently a shortage of gas gathering and processing capacity which has limited our ability to sell our gas production. During 2011, we expect that additional third-party facilities will come online which should allow additional gas volumes to be gathered, processed and sold.

Loss on commodity price risk management activities.  Primarily due to the increase in forward crude oil prices at December 31, 2010 compared to June 30, 2011, we incurred a total loss on our commodity price risk management activities of $4.8 million.  The loss on commodity price risk management activities is a result of our hedging program used to mitigate our exposure to commodity price fluctuations that may inhibit our ability to fund our capital expenditure budget or other obligations.  The loss on these activities was comprised of approximately $1.3 million of realized losses for transactions that were settled in the first six months of 2011 and $3.5 million of unrealized losses for the mark-to-market valuation of forward transactions. The unrealized loss is a non-cash adjustment for the value of our risk management transactions at June 30, 2011. These transactions will continue to change in value and we will likely add to our hedging program. Therefore, we expect our net income to continue to reflect the volatility of commodity price forward markets. Our cash flows are not affected by unrealized gains and losses on commodity risk management activities, but rather, will be affected when gains or losses are realized upon settlement of the underlying transactions at the current market prices at that time.

Oil and gas production expense.  Our oil and gas production expense increased by $4.3 million to $7.0 million for the six months ended June 30, 2011 as compared to $2.7 million for the same period in 2010. The increase is due to a $2.6 million increase in production taxes and a $1.7 million increase in lease operating expenses (“LOE”). The production tax increase is attributable to increased revenue as it is calculated as a fixed percentage of sales revenue. LOE increased year over year due to a higher number of wells that we operate or participate in. On a per unit basis, LOE decreased from $7.06 per barrel sold in the first six months of 2010 to $6.84 per barrel sold in the first six months of 2011.

Depletion, depreciation, amortization and abandonment liability accretion expense.  Our depletion, depreciation, amortization and abandonment liability accretion expense increased by $5.4 million to $8.3 million for the six months ended June 30, 2011, from $2.9 million for the same period in 2010. This increase is due to increased volumes sold in 2011 as sales increased by approximately 226,000 BOE over the same period.  On a per unit basis, DDA increased from $15.83 per barrel sold in the first six months of 2010 to $20.33 per barrel sold in the first six months of 2011. This increase is due to increased well costs as compared to reserves as estimated in our annual reserve report. Beginning late 2010, we began predominantly completing our wells using a greater number of fracture stimulation stages and increased volumes of proppant. These factors have increased the well completion costs, but we believe that the higher upfront costs will generate overall higher returns through greater production volumes and total oil and gas reserves. Currently, because of the early stages of development of our Bakken play, our reserves, especially for undeveloped locations, include the increased well costs, but not the improved reserves. We believe that as our improved results are reflected in our future estimated reserves, the DDA rate per unit will decrease over time. Also contributing to the increased DDA rate, is the allocation of the purchase price to producing properties related to our acquisition in the fourth quarter of 2010.  As previously discussed, the second quarter 2011 DDA rate decreased compared to the first quarter 2011, which substantially offset the increase in first quarter 2011.

General and administrative expense.  G&A expense increased by $4.2 million to $8.9 million for the six months ended June 30, 2011, from $4.7 million for the same period in 2010. This increase is primarily due to the growth in personnel and related costs as we have expanded our operational activities related to the Bakken development. Total employees increased to 52 at June 30, 2011, from 27 at June 30, 2010.  Additionally, in the second quarter of 2011, we incurred approximately $265,000 in transactions costs related to the acquisition of the 2011 Acquired Properties in the Williston Basin.

Our G&A expense includes the non-cash expense for share-based compensation for stock options and restricted stock unit grants under our 2007 Stock Incentive Plan. For the six months ended June 30, 2011, this expense was $2.5 million as compared to $1.7 million for the same period in 2010.

Operating income.  Our operating income was approximately $11.3 million for the six months ended June 30, 2011, as compared to approximately $1.6 million for the six months ended June 30, 2010. This 606% increase in operating income from the first six months of 2010 compared to the first six months of 2011 is attributed to our on-going successful completions of wells in our Bakken play as well as crude oil price improvement for the first six months of 2010 compared to the first six months of 2011.

Net income.  Our net income was approximately $6.8 million for the six months ended June 30, 2011, as compared to net income of approximately $1.6 million for the six months ended June 30, 2010. Our net income was positively impacted by increased oil and gas production along with increased crude oil prices, resulting in oil and gas revenues of $35.4 million.  However, net income was negatively impacted by a $3.5 million unrealized loss on commodity price risk management activities due to the increase in forward crude oil prices at December 31, 2010 compared to June 30, 2011.

Commitments and Contingencies

For a discussion of our commitments and contingencies, see Note 10 to our financial statements included above, which is incorporated herein by reference.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet arrangements, as such term is defined in Item 303(a)(4)(ii) of Regulation S-K, at June 30, 2011 and December 31, 2010.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 2 to the Company’s consolidated financial statements in the 2010 Annual Report. Certain of the company’s accounting policies are considered critical, as these policies are the most important to the depiction of the Company’s financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2010 Annual Report. There have been no significant changes in the Company’s application of its critical accounting policies during the first six months of 2011.

Recently Issued Accounting Pronouncements

For further information on the effects of recently adopted accounting pronouncements and the potential effects of new accounting pronouncements, refer to the Recently Issued Accounting Standards footnote in the Notes to Condensed Consolidated Financial Statements.

Effects of Pricing and Inflation

The demand for oil field products and services has increased in the Williston Basin beginning in 2010 and continuing into 2011.  Typically, as prices for oil and natural gas increase, so do the associated costs.  As oil and natural gas prices decline, we would expect associated costs to decline, however, there may be a lag or the changes may be disproportionate to the lower prices.  Material changes in prices also impact the current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, depletion expense, impairment assessments of oil and gas properties, and values of properties in purchase and sale transactions. Material changes in prices can impact the value of oil and gas companies and their ability to raise capital, borrow money and retain personnel.  While we do not currently expect business costs to materially increase, higher prices for oil and natural gas could result in increases in the costs of materials, services and personnel.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Our primary market risk is market changes in oil and natural gas prices. The market prices for oil and natural gas have been highly volatile and are likely to continue to be highly volatile in the future, which will impact our prospective revenues from the sale of products or properties. We manage this commodity price risk exposure through the use of derivative financial instruments entered into with third-party counterparties. Currently, we utilize swaps and “no premium” collars to reduce the effect of price changes on a portion of our future oil production. We do not enter into derivative instruments for trading purposes.

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

We also use swaps to fix the sales price for our anticipated future oil production. Upon settlement, we receive a fixed price for the hedged commodity and pay our counterparty a floating market price, as defined in each instrument. These instruments are settled monthly. When the floating price exceeds the fixed price for a contract month, we pay our counterparty. When the fixed price exceeds the floating price, our counterparty is required to make a payment to us.

The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. The Company’s wholly-owned subsidiary, Kodiak Oil & Gas (USA) Inc., is currently a party to derivative contracts with one counterparty, and the Company is a guarantor of Kodiak Oil & Gas (USA) Inc. The Company has netting arrangements with the counterparty that provide for the offset of payables against receivables from separate derivative arrangements with the counterparty in the event of contract termination. Although the instruments are valued using indices published by established exchanges, the instruments are traded directly with the counterparties. The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement.

The objective of the Company’s use of derivative financial instruments is to achieve more predictable cash flows in an environment of volatile oil and gas prices and to manage its exposure to commodity price risk. While the use of these derivative instruments limits the downside risk of adverse price movements, these instruments may also limit the Company’s ability to benefit from favorable price movements. The Company may, from time to time, add incremental derivatives to hedge additional production, restructure existing derivative contracts or enter into new transactions to modify the terms of current contracts in order to realize the current value of the Company’s existing positions.

The Company’s commodity derivative contracts as of June 30, 2011 are summarized below:

Contract Type	Counterparty	Basis(1)	Quantity(Bbl/d)	Strike Price ($/Bbl)	Term
Collar	Wells Fargo Bank, N.A.	NYMEX	400	$75.00/$89.20	Jan 1 - Dec 31, 2011
Collar	Wells Fargo Bank, N.A.	NYMEX	200 - 500	$70.00/$95.56	Jan 1 - Dec 31, 2011
Collar	Wells Fargo Bank, N.A.	NYMEX	400	$85.00/$117.73	Mar 1 - Dec 31, 2011
Collar	Wells Fargo Bank, N.A.	NYMEX	400	$70.00/$95.56	Jan 1 - Dec 31, 2012
Collar	Wells Fargo Bank, N.A.	NYMEX	230	$85.00/$117.73	Jan 1 - Dec 31, 2012

Contract Type	Counterparty	Basis(1)	Quantity(Bbl/d)	Swap Price ($/Bbl)	Term
Swap	Wells Fargo Bank, N.A.	NYMEX	135	$84.00	Jan 1 - Dec 31, 2011
Swap	Wells Fargo Bank, N.A.	NYMEX	130	$90.28	Jul 1 - Dec 31, 2011
2011 Total/Average			201	$85.85
Swap	Wells Fargo Bank, N.A.	NYMEX	100	$84.00	Jan 1 - Dec 31, 2012
Swap	Wells Fargo Bank, N.A.	NYMEX	136	$88.30	Jan 1 - Dec 31, 2012
Swap	Wells Fargo Bank, N.A.	NYMEX	24	$90.28	Jan 1 - Dec 31, 2012
2012 Total/Average			260	$86.83
Swap	Wells Fargo Bank, N.A.	NYMEX	79	$84.00	Jan 1 - Dec 31, 2013
Swap	Wells Fargo Bank, N.A.	NYMEX	427	$88.30	Jan 1 - Dec 31, 2013
Swap	Wells Fargo Bank, N.A.	NYMEX	24	$90.28	Jan 1 - Dec 31, 2013
2013 Total/Average			530	$87.75
Swap	Wells Fargo Bank, N.A.	NYMEX	69	$84.00	Jan 1 - Dec 31, 2014
Swap	Wells Fargo Bank, N.A.	NYMEX	360	$88.30	Jan 1 - Dec 31, 2014
Swap	Wells Fargo Bank, N.A.	NYMEX	21	$90.28	Jan 1 - Dec 31, 2014
2014 Total/Average			450	$87.73
Swap	Wells Fargo Bank, N.A.	NYMEX	59	$84.00	Jan 1 - Oct 31, 2015
Swap	Wells Fargo Bank, N.A.	NYMEX	317	$88.30	Jan 1 - Sept 30, 2015
Swap	Wells Fargo Bank, N.A.	NYMEX	46	$90.28	Jan 1 - Oct 31, 2015
2015 Total/Average (Through October)			390	$87.81

Subsequent to June 30, 2011, the Company entered into an additional commodity derivative contract which is summarized below:

Contract Type	Counterparty	Basis(1)	Quantity(Bbl/d)	Strike Price ($/Bbl)	Term
Collar	Shell Trading (U.S.)	NYMEX	500	$85.00/$117.00	Aug 2011 - Dec 2013

(1)                                  NYMEX refers to quoted prices on the New York Mercantile Exchange.

The following table details the fair value of the derivatives financial instruments as of June 30, 2011 and December 31, 2010, by category (in thousands):

Underlying Commodity	Location on Balance Sheet	June 30, 2011	December 31, 2010
Crude oil derivative contract	Current liabilities	$2,660	$2,248
Crude oil derivative contract	Noncurrent liabilities	$6,586	$3,495

The Company determines the estimated fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, the credit rating of each counterparty, and the Company’s own credit rating. The Company also performs an internal valuation to ensure the reasonableness of third-party quotes. In consideration of counterparty credit risk, the Company assessed the possibility of whether the counterparty to the derivative would default by failing to make any contractually required payments. Additionally, the Company considers that it is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions.

ITEM 4.  CONTROLS AND PROCEDURES

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2011. On the basis of this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Exchange Act) during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company is a party to routine litigation and proceedings that are considered part of the ordinary course of its business. The Company is not aware of any material current, pending, or threatened litigation.

ITEM 1A.  RISK FACTORS

Other than the following update, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 3, 2011. The risk factors disclosed here and in our Annual Report on Form 10-K for the year ended December 31, 2010, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

The risk factor update is as follows:

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into rock formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities and has proposed regulations concerning air emissions from oil and gas operations that targets emissions from hydraulic fracturing activities and operations. The proposed regulations, if adopted in the current form, would require operators to capture, flare or reduce certain emissions from hydraulic fracturing activities and from storage tanks, compressors and other pieces of equipment commonly used by the oil and gas industry. In addition, Congress is considering legislation that would require the disclosure of chemicals used by the oil and gas industry in the hydraulic fracturing process. The legislation would require the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. If such legislation, proposed regulations or other new laws that significantly restrict hydraulic fracturing and/or require additional costs and equipment for hydraulic fracturing activities are adopted, such legislation, laws and regulations could lead to operational delays or increased operating costs and could result in additional regulatory burdens, making it more difficult to perform hydraulic fracturing and increasing our costs of compliance and doing business.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See the Company’s Current Report on Form 8-K filed on July 18, 2011.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
2.1(1)	Purchase and Sale Agreement among Ursa Resources Group LLC, Kodiak Oil & Gas (USA) Inc. and Kodiak Oil & Gas Corp. dated May 20, 2011

10.1(2)

Agreement and Amendment No. 1 to Second Lien Credit Agreement, dated as of July 15, 2011, among Kodiak Oil & Gas (USA) Inc., Kodiak Oil & Gas Corp., as guarantor, the lender parties and Wells Fargo Energy Capital, Inc.

10.2	Employment Agreement between Kodiak Oil & Gas Corp. and Russell A. Branting dated January 1, 2011, 2011

10.3	Employment Agreement between Kodiak Oil & Gas Corp. and Russ D. Cunningham dated January 1, 2011, 2011

31.1	Certification of the Principal Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350

101

The following materials are filed herewith: (i) XBRL Instance, (ii) XBRL Taxonomy Extension Schema, (iii) XBRL Taxonomy Extension Calculation, (iv) XBRL Taxonomy Extension Labels, (v) XBRL Taxonomy Extension Presentation, and (vi) XBRL Taxonomy Extension Definition. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by the specific reference in such filing.

(1)           Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 29, 2011

(2)           Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 18, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KODIAK OIL & GAS CORP.

August 4, 2011	/s/ LYNN A. PETERSON
Lynn A. Peterson President and Chief Executive Officer

August 4, 2011	/s/ JAMES P. HENDERSON
James P. Henderson Chief Financial Officer (principal financial officer)