Form 10-K
period 2011-12-31
Kodiak Oil & Gas Corp
filed 2012-02-28
CIK 1322866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
Commission file number: 001-32920

(Exact name of registrant as specified in its charter)

Yukon Territory (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)
1625 Broadway, Suite 250
Denver, Colorado 80202	(303) 592-8075
(Address of principal executive offices)	(Registrant's telephone number, including area code)

         Securities pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act:

None

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         At June 30, 2011, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $1,048,428,843. The number of shares of the registrant's Common Stock outstanding as of February 27, 2012, was 263,073,025.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 29, 2012, in connection with the registrant's 2011 Annual Meeting of Shareholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

KODIAK OIL & GAS CORP.
FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The information discussed in this annual report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, increases in oil and gas production, the number of anticipated wells to be drilled or completed after the date hereof, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as "may," "expect," "estimate," "project," "plan," "believe," "intend," "achievable," "anticipate," "will," "continue," "potential," "should," "could," and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

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

  •
  termination fees related to drilling rig contracts and pressure pumping service contract;

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

  •
  our ability to retain key members of our senior management and key technical employees;

  •
  constraints in the Williston Basin with respect to gathering, transportation and processing facilities and marketing;

  •
  federal, state and tribal regulations and laws;

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

  •
  federal and state legislation and regulatory initiatives relating to hydraulic fracturing;

  •
  federal, state and tribal regulations and laws;

  •
  integration of significant acquisitions, and difficulty managing our growth and the related demands on our resources;

  •
  developments in the global economy;

  •
  constraints imposed on our business and operations by our credit agreements and our Senior Notes and our ability to generate sufficient cash flows to repay our debt obligations;

  •
  financing and interest rate exposure;

  •
  effects of competition;

  •
  effect of seasonal factors;

  •
  lack of availability of drilling rigs, equipment, supplies, insurance, personnel and oil field services; and

  •
  further sales or issuances of common stock.

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

PART I

ITEMS 1 AND 2.    BUSINESS AND PROPERTIES

Company Overview

        Kodiak Oil & Gas Corp. ("Kodiak," "we" or the "Company") is an independent energy company focused on the exploration, exploitation, acquisition and production of crude oil and natural gas in the United States. We have developed an oil and natural gas asset base of proved reserves, as well as a portfolio of development and exploratory drilling opportunities on high-potential prospects with an emphasis on oil resource plays. Our oil and natural gas reserves and operations are primarily concentrated in the Williston Basin of North Dakota. Kodiak's historic focus has been to internally identify prospects, acquire lands encompassing those prospects and evaluate those prospects using subsurface geology and geophysical data and exploratory drilling.

        Since late 2010 and throughout 2011, we have added significantly to our asset base in the Williston Basin through targeted acquisitions of properties within our core operating area. We intend to continue to expand our asset base by evaluating and investing in acquisitions as well as drilling and completing wells within our current lands.

        As of January 31, 2012, we have approximately 169,000 net acres under lease including 157,000 net acres in the Bakken oil play in the Williston Basin of North Dakota and Montana. Included in this total is acreage from three significant acquisitions that closed in 2011 and early 2012, which collectively added approximately 88,000 net acres.

        As of the date of this filing, we operate six drilling rigs on our acreage, and we have a seventh operated rig under contract for delivery in the second quarter of 2012. In addition, our partner in an area of mutual interest is currently operating two rigs. We have an approximate 50% ownership interest in this area of mutual interest.

        As of the date of this filing, we operate, or have an interest in, a total of 137 gross (60.2 net) producing wells in the Williston Basin. This includes 35 gross (15.4 net) wells completed and turned to production in 2011 and 62 gross (25.0 net) wells acquired during 2011 and early 2012.

        Our capital expenditures budget for 2012 is $585.0 million which is expected to fund the drilling of 73 gross (51.0 net) wells, the installation of related midstream infrastructure and leasehold acquisitions needed to enhance our existing positions. Excluding the acquisitions, our net capital expenditures in 2011 totaled $260.6 million for the drilling of 24.6 net wells and completion of 15.5 net wells. We expect to fund our 2012 capital program through cash flows from operations, existing working capital and our borrowing capacity under our credit facility.

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

        For a summary of Kodiak's financial information, including revenues from external customers, information on net income and loss, long-lived assets, and total assets, see "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data."

Our Strategy

        Our business strategy is to create value for our stakeholders by growing reserves, production volumes and cash flow utilizing advanced development, drilling and completion technologies to systematically explore for, develop and produce oil and natural gas reserves, and evaluate strategic acquisitions. Key elements of our business strategy include:

        Focus on Developing our Williston Basin Leasehold Position.    We intend to continue developing our acreage position in the Williston Basin in order to enhance the value of its resource potential. Due to the results from our producing wells and current commodity prices, we intend to concentrate all of our 2012 capital expenditures in the Williston Basin. We believe that our experience in the application of advanced drilling and completion techniques, our access to drilling rigs, our pressure pumping services agreement and the high working interests that we maintain in our properties provide us with a competitive advantage in developing our approximately 157,000 net acres that are prospective for the Bakken.

        Leverage our Experience in the Williston Basin.    We continue to develop expertise in drilling and completion technologies in horizontal drilling and multi-stage isolated fracture stimulations. We continue to refine our drilling and completion techniques, as well as monitor the results of other operators, in an effort to enhance well performance and the associated estimated ultimate recoveries and rates of return.

        Retain Operational Control and Significant Working Interest.    We typically seek to maintain operational control of our development and drilling activities. As operator, we retain more control over the timing, selection and process of drilling prospects, and completion design, which enhances our ability to maximize our return on invested capital and gives us greater control over the timing, allocation and amounts of our capital expenditures. Retaining operational control also gives us the ability to control the financing, construction and operation of infrastructure related to our production operations.

        Evaluate Acquisitions in the Williston Basin.    We will continue to evaluate strategic acquisitions in the Williston Basin. Our focus on targeted opportunities in the Williston Basin allows us to maximize the efficiency of our drilling and exploration activities and further leverage our knowledge and experience. This focus has allowed us to capture economies of scale and obtain services timely in a highly competitive environment.

        Maintain Financial Flexibility.    Our goal is to remain financially strong, yet flexible, through the prudent management of our balance sheet and appropriate management of commodity price volatility. Our strategy to retain operational control provides for financial flexibility and allows us to manage the timing of a substantial portion of our capital expenditure program.

Our Competitive Strengths

        We believe we possess a range of competitive strengths, including:

        Substantial Leasehold Position in the Core of the Williston Basin.    As of January 31, 2012, we hold approximately 157,000 net leasehold acres in the Williston Basin. Our concentrated acreage position is prospective for the Bakken and Three Forks formations. We believe the results of our active drilling program and drilling activity by other exploration and production companies have significantly improved the risk profile of our concentrated acreage position. We expect that the scale and concentration of our acreage combined with our high operated working interest will also enable us to achieve operational efficiencies and improve our drilling and completion costs.

        Oil-Weighted Production and Reserves and Increasing Collateral Value.    As of December 31, 2011, approximately 89% of our 51.7 MMBoe net proved reserves are comprised of oil, after giving effect to the significant oil and gas property acquisition we closed in January 2012. For a discussion of the January 2012 acquisition, please see the heading "2010, 2011 and Early 2012 Acquisitions" in Item 7 of this Annual Report. Additionally, we currently operate a six drilling rig program and have a seventh rig under contract for delivery in the second quarter of 2012. We plan to drill or participate in approximately 73 gross (51 net) wells in the Williston Basin in 2012.

        Large, Multi-Year Drilling Inventory Targeting Primarily Oil Production.    During 2011, we and other operators continued to evaluate well bore spacing in both the Middle Bakken and Three Forks. Based upon the early work that has been completed we believe we have a drilling inventory that will last approximately 8 - 10 years with our current rig count. As additional work is completed in both the Bakken and Three Forks, we anticipate that the number of drillable locations could increase.

        High Operatorship and Operational Scale.    As we have expanded our acreage holding we have maintained operatorship over the majority of our acreage. As a result, we have experienced increased operational scale, allowing us to secure a full-time 24-hour dedicated fracture stimulation ("frac") crew that commenced operations in early 2012. In addition, we recently added a second completion crew on an as-needed and if available basis. We believe the access to completion services provided by these frac crews, particularly from our dedicated frac crew, provides us with the operational scale that will enable us to realize cost efficiencies as we continue to develop our large acreage position. By operating our properties we retain the ability to adjust our capital expenditure program based on well economics and rates of return.

        Experienced Management and Technical Teams.    Our management and technical teams have an average of more than 25 years of industry experience, primarily in the Rocky Mountains and including work for larger exploration and production companies. The team is responsible for being an early mover in the acquisition of acreage in the Williston Basin and identifying the benefits of operational scale in the region. Our team also possesses substantial expertise in horizontal drilling and completions, including 53 gross (38.0 net) operated horizontal wells drilled to date.

Our Key Oil and Gas Property Acquisitions

        Commencing in late 2010 through early 2012, we closed several significant oil and gas property acquisitions through which we substantially expanded our presence in the Williston Basin. Pursuant to these acquisitions, we acquired interests in an aggregate of approximately 103,000 net acres of Williston Basin leaseholds, and related producing properties. In total, through these acquisitions, we acquired 66 gross (27.8 net) producing wells and 9 gross (5.8 net) wells that were awaiting completion. We paid aggregate consideration for these acquisitions of approximately $1.1 billion in cash and 7.6 million shares of our common stock. For details relating to each of these acquisitions, please see the discussion under the heading "2010, 2011 and Early-2012 Acquisitions" included in Item 7 of this Annual Report, which discussion is incorporated herein by reference.

Our Oil and Gas Reserves

        As of December 31, 2011, we had estimated proved reserves of 35.6 MMBbls of oil and 25.5 Bcf of natural gas with a present value discounted at 10% of $850.7 million based on pricing described below, before income tax effect, or $660.0 million after the effect of income taxes (Please refer to Item 7 under the heading PV-10 of this Annual Report for further discussion regarding the use of this Non-GAAP measure). This is an increase of 255% over our 2010 crude oil reserves and 185% over our 2010 natural gas reserves. Our reserves are comprised of 89% crude oil and 11% natural gas on an energy equivalent basis.

        All of our reserves are located within the continental United States with 99.5% in the Williston Basin in North Dakota and Montana. Netherland Sewell & Associates, Inc. ("NSAI"), our independent petroleum engineering consulting firm, prepared our estimated reserves as of December 31, 2011, 2010 and 2009. Reserve estimates are inherently imprecise and remain subject to revisions based on production history, results of additional exploration and development drilling, results of secondary and tertiary recovery applications, prevailing oil and natural gas prices, and other factors. You should read the notes following the table below and the information following the notes to our audited financial statements for the years ended December 31, 2011 and 2010 included in this Annual Report in conjunction with the following reserve estimates:

	As of December 31,
	2011(2)	2010(3)
Proved Developed Oil Reserves (MBbls)	13,178.8	3,756.4
Proved Undeveloped Oil Reserves (MBbls)	22,396.7	6,254.0

Total Proved Oil Reserves (MBbls)	35,575.5	10,010.4

Proved Developed Gas Reserves (MMcf)	8,956.8	3,653.0
Proved Undeveloped Gas Reserves (MMcf)	16,582.4	5,307.2

Total Proved Gas Reserves (MMcf)	25,539.2	8,960.2

Total Proved Oil Equivalents (MBOE)(1)	39,832.1	11,503.8
Present Value of Estimated Future Net Revenues After Income Taxes, Discounted at 10%(4) (In thousands)	$659,975	$154,568

(1)
We converted MMcf to MBoe at a ratio of six Mcf to one barrel of oil.

(2)
The values for the 2011 oil and gas reserves are based on the 12 month arithmetic average first of month price January through December 31, 2011 crude oil price of $95.99 per barrel (West Texas Intermediate price) and natural gas price of $3.94 per MMBtu (Questar Rocky Mountains price) or $4.17 per MMBtu (Northern Ventura price). All prices are then further adjusted for transportation, quality and basis differentials. The average resulting price used as of December 31, 2011 was $88.40 per barrel of oil and $5.50 per Mcf for natural gas.

(3)
The values for the 2010 oil and gas reserves are based on the 12 month arithmetic average first of month price January through December 31, 2010 crude oil price of $79.40 per barrel (West Texas Intermediate price) and natural gas price of $3.92 per MMBtu (Questar Rocky Mountains price) or $4.39 per MMBtu (Northern Ventura price). All prices are then further adjusted for transportation, quality and basis differentials. The average resulting price used as of December 31, 2010 was $69.15 per barrel of oil and $5.07 per Mcf for natural gas.

(4)
The Present Value of Estimated Future Net Revenues After Income Taxes, Discounted at 10%, is referred to as the "Standardized Measure." There is a $190.7 million tax effect in 2011 and a $6.6 million tax effect in 2010. See Supplemental Oil and Gas Reserve Information (Unaudited) following our audited financial statements for the years ended December 31, 2011 and 2010.

        The table below summarizes our 2011 reserves by field, operating area and categorization as of December 31, 2011, along with the remaining estimated reserves:

2011 Proved Reserves by Field and Category

Proved Developed Reserves

	Gross Wells	Net Wells	Net Remaining Oil (MBbls)	Net Remaining Gas (MMcf)	Net Remaining Oil Equivalent (MBOE)
Bakken/Three Forks
Dunn County	38	18.8	7,220.9	4,321.2	7,941.1
Smokey/Koala	21	7.9	3,120.5	2,832.3	3,592.5
Polar	27	6.9	2,381.6	1,105.2	2,565.8
Grizzly	6	2.8	364.9	245.0	405.7

Total Bakken/Three Forks	92	36.4	13,087.9	8,503.7	14,505.1

Other Fields	11	3.1	91.0	453.3	166.5

Total Proved Developed	103	39.5	13,178.9	8,957.0	14,671.6

Proved Undeveloped Reserves

Bakken/Three Forks
Dunn County	33	21.1	8,178.5	6,930.3	9,333.5
Smokey/Koala	24	19.9	8,231.7	5,355.7	9,124.3
Polar	32	14.0	5,342.2	4,013.8	6,011.2
Grizzly	4	2.1	644.3	282.7	691.4

Total Bakken/Three Forks	93	57.1	22,396.7	16,582.5	25,160.4
Other Fields	—	—	—	—	—

Total Proved Undeveloped	93	57.1	22,396.7	16,582.5	25,160.4

Total Proved Reserves	196	96.6	35,575.6	25,539.5	39,832.0

        The increase in our total proved reserves in 2011 is a result of our increased drilling and completion activity on Bakken properties and the acquisitions completed during the year. We drilled a total of 47 gross (24.6 net) wells and completed 36 gross (15.5) net wells incurring a net total of $260.6 million in capital expenditures for these operations. The 15.5 net completed wells include 11.5 net wells targeting the middle Bakken Formation and 3.9 net wells targeting the Three Forks Formation, all with longer laterals (over 5,000 feet). Included in the 47 gross wells drilled were 23 gross (6.4 net) wells drilled by third parties in which we have non-operated interests. In addition, we acquired 28 gross (7.6 net) producing wells through two significant property acquisitions during 2011. The increase in total proved reserves also includes net positive revisions to our December 31, 2010 previously estimated proved reserves. This is primarily a result of adjusting our decline curve estimates based on more extensive production history.

        Largely as a result of our escalated drilling program that evaluated both the Middle Bakken and Three Forks formations and our recent property acquisitions, we increased the number of proved undeveloped (PUD) locations from 27 (17.3 net) at year-end 2010 to 93 (57.1 net) at year-end 2011. These PUD locations offset our existing producing wells or are in drilling units that offset producing wells.

        Our total PUD reserves as of December 31, 2011 were 25.2 MMBoe, which represents 63% of our total proved reserves as compared to 62% at December 31, 2010. At year-end 2010, PUD reserves were attributed to 27 gross locations. Of these 27 gross locations, seven gross wells were drilled, completed and placed on production in 2011 as a result of incurred expenditures of $41.7 million. These seven wells were attributed 1.7 MMBoe at year-end 2010 and at year-end 2011, the same seven wells were estimated to have 2.1 MMBoe of remaining oil and gas reserves. Two of the 2010 PUD locations were further expanded with one additional Three Forks Formation well drilled from each PUD location. Of the 20 remaining 2010 PUD locations, as of January 31, 2012, seven locations have been drilled but not completed, and eleven locations remain undrilled but are in various stages of preparation and permit acquisition and are expected to be drilled over the next year.

        On January 10, 2012, we closed on a significant oil and gas property acquisition, which added additional proved reserves. The table below summarizes the total proved reserves, as of December 31, 2011, associated with the properties we acquired in January 2012:

Reserve Category	Gross Wells	Net Wells	Net Remaining Oil (MBbls)	Net Remaining Gas (MMcf)	Net Remaining Oil Equivalent (MBOE)
Proved Developed Reserves	33	16.1	4,125.4	3,271.5	4,670.7
Proved Undeveloped Reserves	37	25.6	6,385.2	5,012.3	7,220.6

Total Proved Reserves	70	41.7	10,510.6	8,283.8	11,891.3

        The table below summarizes our total proved reserves as reported at December 31, 2011, after giving effect to the total proved reserves associated with the properties we acquired in January 2012 (also stated as of December 31, 2011):

Reserve Category	Gross Wells	Net Wells	Net Remaining Oil (MBbls)	Net Remaining Gas (MMcf)	Net Remaining Oil Equivalent (MBOE)
Proved Developed Reserves	136	55.6	17,304.4	12,228.5	19,342.2
Proved Undeveloped Reserves	130	82.7	28,781.9	21,594.9	32,381.0

Total Combined Proved Reserves	266	138.3	46,086.3	33,823.4	51,723.2

Controls Over Reserve Report Preparation, Technical Qualifications and Technologies Used

        Our year-end reserve report, as well as the reserve report relating to the oil and gas properties we acquired in January 2012, were prepared by NSAI based upon a review of property interests being appraised, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, geoscience and engineering data, and other information we provided to them. To ensure accuracy and completeness of the data prior to submission to NSAI, the information we provide is reviewed by the following persons with the following qualifications:

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

  •
  Executive Vice President of Operations, Russell Branting: Dr. Branting has served as our Operations Manager since June 2007. He has more than 20 years of experience focused throughout the Rocky Mountain region. He has served in various positions in petroleum engineering and operations with Western Gas Resources, Inc., Tesco Underbalanced Drilling Services, Chevron USA, Inc., and Snyder Oil Corporation. He was most recently the Rocky Mountain Drilling Engineering Manager for Anadarko Petroleum Corp., where he was responsible for managing all operations ongoing in the Greater Green River Business Unit, deep Powder River Basin Business Unit and Exploration team. Dr. Branting earned his Ph. D. in Petroleum Engineering from the University of Wyoming in 1993.

  •
  Chief Operating Officer, James Catlin: Mr. Catlin has over 30 years of geologic experience, primarily in the Rocky Mountain region. He has served as a director of the Company since February 2001 and Chief Operating Officer since June 2006. Mr. Catlin was an owner of CP Resources LLC, an independent oil and natural gas company, from 1986 to 2001. Mr. Catlin was a founder of Deca Energy and served as its Vice-President from 1980 to 1986. He worked as a district geologist for Petroleum Inc. and Fuelco prior to such time. He received Bachelor of Arts and Masters degrees in Geology from the University of Northern Illinois in 1973.

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

        The reserves estimates shown herein have been independently evaluated by NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Dan Paul Smith and Mr. John Hattner. Mr. Smith has been practicing consulting petroleum engineering at NSAI since 1980. He is a Registered Professional Engineer in the State of Texas (License No. 49093) and has over 30 years of practical experience in petroleum engineering and in the estimation and evaluation of reserves. He graduated from Mississippi State University in 1973 with a Bachelor of Science Degree in Petroleum Engineering. John Hattner has been practicing consulting petroleum geology at NSAI since 1991. Mr. Hattner is a Certified Petroleum Geologist and Geophysicist in the State of Texas (License No. 559) and has over 30 years of practical experience in petroleum geosciences, with over 19 years of experience in the estimation and evaluation of reserves. He graduated from University of Miami, Florida, in 1976 with a Bachelor of Science Degree in Geology; from Florida State University in 1980 with a Master of Science Degree in Geological Oceanography; and from Saint Mary's College of California in 1989 with a Master of Business Administration Degree. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

        A variety of methodologies are used to determine our proved reserve estimates. The principal methodologies employed are reservoir simulation, decline curve analysis, volumetric, material balance, advance production type curve matching, petro-physics/log analysis and analogy. Some combination of these methods is used to determine reserve estimates in substantially all of our fields.

        For more information regarding our oil and gas reserves, please refer to Note 15—Supplemental Oil and Gas Information (Unaudited), under in Item 8 in this Annual Report.

Our Areas of Operation

Williston Basin—157,000 net acres

        The following map depicts our primary areas of operations within the Williston Basin:

        Our Williston Basin acreage is located primarily in Dunn, McKenzie and Williams Counties, of North Dakota. Our primary geologic target in the Williston Basin is the Bakken Pool. In the Bakken Pool, our primary objective is the dolomitic, sandy interval between the two Bakken Shales at an approximate vertical depth of 10,300-11,300 feet and the Three Forks Formation that is present immediately below the lower Bakken Shale. The Williston Basin also produces from many other formations including, but not limited to, the Mission Canyon, Nisku and Red River. We currently operate a six-rig drilling program in the Williston Basin and anticipate continued operation of these rigs throughout 2012. We have a seventh drilling rig under contract for delivery in the second quarter of 2012. In addition to our operated rigs, our joint venture partner on our Dunn County acreage is operating two drilling rigs on the lands it operates. We anticipate having a working interest of up to 50% in approximately half of the wells to be drilled by these two non-operated rigs.

        For the year 2012, our capital expenditure budget is comprised of $575.0 million for drilling, completion, and related infrastructure. All of the 73 gross wells budgeted for 2012 are expected to have longer horizontal laterals approaching 10,000 feet. In 2011, we drilled a total of 47 gross (24.6 net) wells and completed a total of 35 gross (15.4 net) wells in the Williston Basin, and incurred a net total of $260.6 million in capital expenditures.

        As discussed elsewhere, during 2011 and January 2012, we completed three significant acquisitions of oil and gas properties that significantly expanded our existing operating areas. The aggregate consideration paid in these three acquisitions totaled $972.4 million. The acquired assets, which are comprised of producing properties and undeveloped leasehold, together with equipment and facilities, working capital, other related permits, contracts, and other items, are located in McKenzie, Williams and Divide Counties of North Dakota. As a result of these acquisitions, we acquired leasehold of approximately 88,000 net acres, all of which we believe is prospective for Bakken and Three Forks production. Included in the acquisitions were a total of 62 gross (25.0 net) producing wells and 9 gross (5.8 net) wells awaiting completion operations.

        We have focused our operations in an area we believe has higher reservoir pressure, a high degree of thermal maturity, and is prospective for both the middle Bakken and the Three Forks formation. Based on recent drilling results, along with internal and third party reserve engineering analysis, we expect wells in this area to have economic ultimate recoveries ("EUR's") that range from 450 to over 900 MBOE. This area made up 98% of our total proved reserves as of December 31, 2011.

        Other important aspects of our drilling program in this core Williston Basin area include the following:

  •
  Based upon our exploration efforts from 2009 thru 2011, we believe that the internal rate of return of the longer 10,000 foot laterals is higher than we were achieving with our shorter laterals of 5,000 feet or less. Although utilizing long laterals is more expensive, we estimate that the additional costs of drilling the longer lateral and adding more fracture stimulation stages is offset by the associated incremental increase in oil production.

  •
  We have continued to drill on pads with two to four wells. We believe that, in future years, the number of wells drilled from each pad could increase. The significance of pad drilling is primarily directed to mobilization and demobilization of our drilling rigs which reduces costs and minimizes the impact on the surface locations. As the industry is facing a shortage of services, the use of pad drilling has become even more important as it lowers the number of moves required between wells, eliminating the need for trucks to move the equipment, a service that is in tight demand. Furthermore, we have seen efficiencies in our completion work as we eliminate mobilization and demobilization time for our pressure pumping company allowing it more efficient use of its time. In 2012, we plan to drill all wells from two-well to four-well pads.

  •
  We expect to drill future wells with the density of approximately 1,300 feet or less of horizontal separation. We have completed five sets of middle Bakken wells with separation of approximately 1,300 feet or less. With the data obtained during the stimulation procedures, we experienced very little communication between formations and we believe that this spacing can be used as we move to development. Based upon the thickness of the middle Bakken in our prospect areas, we believe the results of our completion work support a density of up to four middle Bakken wells within many or our drilling units.

  •
  Completion techniques have been and will continue to be evaluated with the expectation of further enhancing our completion methods as more data becomes available. Early results from our completion of seven gross operated wells in the Three Forks Formation are similar to the results of our middle Bakken wells and indicative of the potential of the formation. Results have shown very little communication with the middle Bakken reservoir, suggesting separate reservoirs. All of these wells were positioned less than 700 feet horizontally from a middle Bakken well with approximately 65 feet of vertical separation. This work has continued to support our belief that potentially three to four Three Forks wells can be completed in a drilling unit below the middle Bakken wells.

  •
  Our leasehold is largely contiguous and by virtue of our high working interest and operatorship, we can control the development pace and location of surface facilities. We believe this strategy, combined with pad drilling and long laterals, will maximize the efficiency of our drilling program and minimize the infrastructure required to connect our wells to sales pipelines. As a result, we are able to plan our locations to minimize the number of wells required to hold our acreage by establishing production within the primary terms of our leases. Once all of our acreage is held by production, we expect to gain efficiencies as this will allow us to develop acreage in a more methodical approach.

  •
  Most of our core Williston Basin area is served by third party oil and gas gathering systems. The majority of our wells are connected to or are in the process of being connected to oil and gas pipelines. However, our gas sales continue to be limited by plant capacity needed to process the gas and strip out the high liquids content. Moving oil and gas through pipelines eliminates trucking costs and associated surface disturbance, and mitigates weather-related production interruptions. As the capacity of natural gas pipelines and related processing facilities increases, we should be able to capture additional revenue generated from the sale of associated natural gas that is currently flared.

  •
  In Dunn County, we have progressed in connecting our wells to third party pipelines that transport water directly to disposal facilities. In 2012, we expect to drill water disposal wells on several of our producing areas outside of Dunn County and construct water gathering systems where appropriate.

Green River Basin—12,000 net acres

        Our primary leasehold in the Green River Basin is located in an area referred to as the Vermillion Basin. In this geologic region, we believe there is natural gas trapped in various sands, coals and shales at depths ranging from 2,000 feet to nearly 15,000 feet. The primary target of our current exploration efforts in this area is the over-pressured Baxter Shale at depths to approximately 13,000 feet. We will continue to monitor and evaluate this prospect before allocating further capital to this area.

Our Drilling Activity

        During 2011, we participated in drilling 47 gross (24.6 net) wells and we completed 36 gross (15.5 net) as producers. This compares to 22 gross (10.9 net) wells drilled and 16 gross (6.5 net) wells completed in 2010. Ten gross wells were waiting on completion at year-end 2011 and have either been scheduled for completion during early 2012 or are part of multi-well pads that are expected to be completed after all the wells have been drilled on each shared pad. Fifteen of the 36 gross wells completed in 2011 are Kodiak operated, all of which were completed with lateral lengths greater than 5,000 feet.

        All of our drilling activities are conducted on a contract basis by independent drilling contractors. We do not own any drilling equipment. The following table sets forth the number and type of wells that we completed during the years ended December 31, 2011, 2010 and 2009. In addition to these wells listed below, as of December 31, 2011, we have 25 gross (18.8 net) wells in progress, none of which were classified as such at December 31, 2010. Of these, 10 gross wells (6.7 net) were drilled and are awaiting completion.

	2011		2010		2009
	Gross	Net	Gross	Net	Gross	Net
Development wells, completed as:
Oil wells	35	15.4	14	5.7	—	—
Gas wells	1	0.1	—	—	—	—
Non-Productive(1)	—	—	—	—	—	—
Exploratory wells, completed as:
Oil wells	—	—	2	0.8	9	4.8
Gas wells	—	—	—	—	—	—
Non-Productive(1)	—	—	—	—	—	—

Total	36	15.5	16	6.5	9	4.8

(1)
A non-productive well (also known as a dry hole) is a well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

Productive Wells

        As part of our corporate strategy, we seek to operate our wells where possible and to maintain a high level of participation in our wells by investing our own capital in drilling operations. The following table summarizes our productive wells as of February 2012, all of which are located in the Rocky Mountain region of the United States. Productive wells are wells that are producing or capable of producing, including shut-in wells.

	Operated		Non-operated		Total
	Gross	Net	Gross	Net	Gross	Net
Williston Basin
Oil and associated gas wells	75	50.6	62	9.6	137	60.2
Wyoming/Colorado
Gas wells	—	—	6	0.9	6	0.9

Total	75	50.6	68	10.5	143	61.1

Our Leasehold

        As of January 31, 2012, we had several hundred lease agreements representing approximately 274,000 gross and 169,000 net acres in the Williston and Green River Basins. In the Williston Basin of North Dakota and Montana, as of January 31, 2012, we owned an interest in approximately 239,000 gross acres and 157,000 net acres.

        Our leasehold of approximately 34,000 net acres, in Dunn County, ND is entirely encompassed by the Fort Berthold Indian Reservation (FBIR) that is held in trust and administered by the Bureau of Indian Affairs (BIA) on behalf of the individual members of the Hidatsa, Mandan and Arikara tribes, collectively known as the Three Affiliated Tribes. Typically these lands are acquired through private negotiations with the individual land owners and the Three Affiliated Tribes and have a primary lease term of five years. In most cases we have one to three years remaining on the primary term of these leases. Approximately 30% of these lands are encompassed within federal operating units approved by the Bureau of Land Management ("BLM") that allow for the orderly exploration and development. The land owner typically retains an 18% landowner royalty. In most cases, these lands require an annual delay rental of $2.50 per net acre.

        The remainder of our Williston Basin leasehold, approximately 123,000 net acres, is held primarily on the basis of fee and federal leases. These leases typically carry a primary term of three to 10 years with landowner royalties of approximately 12.5% to 20.0%. In most cases we obtain "paid up" fee leases that do not require annual delay rentals. The federal lands require annual delay rentals of $1.50 to $2.00 per net acre.

        The majority of our acreage in Wyoming and Colorado is located on federal lands administered by BLM. Typically these lands are acquired through a public auction and have a primary lease term of ten years. The U.S. Department of the Interior normally retains a 12.5% royalty interest in these lands. Most of our lands in this area are encompassed within federal operating units approved by the BLM that allow for the orderly exploration and development of the federal lands. In most cases, these federal lands require an annual delay rental of $1.50 per net acre.

        The following table sets forth our gross and net acres of developed and undeveloped oil and natural gas leases as of January 31, 2012:

	Undeveloped Acreage(1)		Developed Acreage(2)		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Williston Basin
North Dakota	127,099	110,101	105,120	42,743	232,219	152,844
Montana	3,148	1,790	3,240	2,446	6,388	4,236
Green River Basin
Wyoming	26,026	6,095	1,700	953	27,726	7,048
Colorado	7,339	4,960	0	0	7,339	4,960

Acreage Totals	163,612	122,946	110,060	46,142	273,672	169,088

(1)
Undeveloped acreage is lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage includes proved reserves.

(2)
Developed acreage is the number of acres that are allocated or assignable to producing wells or wells capable of production.

        We believe we have satisfactory title, in all material respects, to substantially all of our producing properties in accordance with standards generally accepted in the oil and natural gas industry. Substantially all of our proved oil and natural gas properties are pledged as collateral for borrowings under our credit facility.

        Substantially all of the leases summarized in the preceding table will expire at the end of their respective primary terms unless (i) the existing lease is renewed; (ii) we have obtained production from the acreage subject to the lease prior to the end of the primary term, in which event the lease will remain in effect until the cessation of production; or (iii) it is contained within a Federal unit. Based on our current drilling plans we do not expect to lose any material acreage through expiration. The following table sets forth the gross and net acres of undeveloped land subject to leases that will expire during the next three years if oil and gas operations are not initiated, do not have options for renewal, or are not included in Federal units:

	Expiring Acreage
Year Ending	Gross	Net
December 31, 2012	26,621	14,699
December 31, 2013	24,443	16,294
December 31, 2014	24,421	13,430

Total	75,485	44,423

Crude Oil and Natural Gas Market and Major Customers

        The principal products produced by us are crude oil and natural gas. These products are marketed and sold primarily to purchasers that have access to nearby pipeline facilities, refineries or other markets. Typically, both crude oil and natural gas are sold at the wellhead under contracts at negotiated prices based upon factors normally considered in the industry such as distance from well to pipeline, pressure, and quality. We currently have no long- term fixed-price physical delivery contracts in place.

        Commensurate with our growth in oil production, we have diversified our oil purchasers. The sales of our crude oil are to third-party marketing companies and a regional pipeline entity that also sells to these and other marketing companies. During the year ended December 31, 2011, we had sales to three purchasers that exceeded 10% of our total oil and gas revenue, whereby such purchasers purchased 27%, 25% and 11%, respectively, of our total oil and gas revenue. Although a substantial portion of our production is purchased by these customers, we do not believe the loss of any one customer would have a material adverse effect on our business as other customers would be accessible to us.

        Our results of operations and financial condition are significantly affected by oil and natural gas commodity prices, which can fluctuate dramatically. The market for oil and natural gas is beyond our control and prices are difficult to predict. We currently use financial hedges to limit our overall exposure to fluctuations in oil prices but the hedging arrangements may also reduce our potential cash flows by limiting our exposure to commodity price increases. Our hedges are intended to mitigate the risk of a reduction in cash flows that may affect our ability to meet our obligations and capital expenditure budget while at the same time ensuring an acceptable rate of return on our investments. Our total volumes that can be hedged are limited under our credit facility to 85% to 90% of our forecasted production from our proved developed producing oil and gas reserves.

        Because we do not currently have firm capacity on pipelines or rail loading facilities that take oil and gas out of the Williston Basin, we will continue to be affected by changes in the price received locally versus prices at quoted market centers, including West Texas Intermediate (WTI). This differential can vary widely because of changes in supply and demand locally and at the market centers as well as the utilization of transportation capacity between these points. During 2011, we experienced differentials ranging from $4.00 per barrel to $13.50 per barrel. We are not currently able to hedge this differential using financial instruments, which reduces the effectiveness of our hedges that are based on WTI prices.

Competition

        The oil and gas industry is intensely competitive, particularly with respect to the acquisition of prospective oil and natural gas properties and oil and natural gas reserves. Our ability to effectively compete is dependent on our geological, geophysical and engineering expertise, and our financial resources. We must compete against a substantial number of major and independent oil and natural gas companies that have larger technical staffs and greater financial and operational resources than we do. Many of these companies not only engage in the acquisition, exploration, development and production of oil and natural gas reserves, but also have refining operations, market refined products and generate electricity. We also compete with other oil and natural gas companies to secure drilling rigs and other equipment necessary for drilling and completion of wells. As crude oil and natural gas prices decline, access to additional drilling equipment and completion services becomes more available. Conversely, as commodity prices increase, drilling equipment, may be in short supply from time to time.

Seasonality

        Winter weather conditions and lease stipulations can limit or temporarily halt our drilling and producing activities and other oil and natural gas operations. These constraints and the resulting shortages or high costs could delay or temporarily halt our operations and materially increase our operating and capital costs. Such seasonal anomalies can also pose challenges for meeting our well drilling objectives and may increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay or temporarily halt our operations.

Governmental Regulations and Environmental Laws

Regulation of Oil and Gas Operations

        Our oil and natural gas exploration, production and related operations are subject to extensive laws and regulations promulgated by federal, state, tribal and local authorities and agencies. These laws and regulations often require permits for drilling operations, drilling bonds and reports concerning operations, and impose other requirements relating to the exploration for and production of oil and natural gas. Many of the laws and regulations govern the location of wells, the method of drilling and casing wells, the plugging and abandoning of wells, the restoration of properties upon which wells are drilled, temporary storage tank operations, air emissions from flaring, compression, the construction and use of access roads, sour gas management and the disposal of fluids used in connection with operations.

        Our operations are also subject to various conservation laws and regulations. These laws and regulations govern the size of drilling and spacing units or proration units, the density of wells that may be drilled in oil and natural gas properties and the unitization or pooling of oil and natural gas properties. In this regard, some states allow the forced pooling or integration of lands and leases to facilitate exploration while other states rely primarily or exclusively on voluntary pooling of lands and leases. In areas where pooling is primarily or exclusively voluntary, it may be more difficult to form units and therefore more difficult to develop a project if the operator owns less than 100% of the leasehold. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas, and impose specified requirements regarding the ratability of production. On some occasions, tribal and local authorities have imposed moratoria or other restrictions on exploration and production activities that must be addressed before those activities can proceed.

        The failure to comply with any such laws and regulations can result in substantial penalties. In addition, the effect of all these laws and regulations may limit the amount of oil and natural gas we can produce from our wells and may limit the number of wells or the locations at which we can drill. Although we believe we are in substantial compliance with current applicable laws and regulations relating to our oil and gas operations, we are unable to predict the future cost or impact of complying with such laws and regulations because such laws and regulations are frequently amended or reinterpreted. The increasing regulatory burden on the oil and natural gas industry will most likely increase our cost of doing business and may affect our profitability, which could have a material adverse effect on our business, financial condition and results of operations.

Environmental Regulation

        Our operations and properties are subject to extensive and changing federal, state, tribal and local laws and regulations relating to protection of the environment, wildlife protection, historic preservation, and health and safety. The recent trend in environmental legislation and regulation is generally toward stricter standards, and we expect that this trend will continue. Among other things, these laws and regulations:

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

        The following is a summary of the more significant existing environmental, health and safety laws and regulations to which our business operations are subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position.

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

        The Endangered Species Act, or ESA, seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, or destroy or modify the critical habitat of such species. Under the ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or its habitat. The ESA has been used to prevent or delay drilling activities and provides for criminal penalties for willful violations of its provisions. Other statutes that provide protection to animal and plant species and that may apply to our operations include, without limitation, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act, and the Bald and Golden Eagle Protection Act. Although we believe that our operations are in substantial compliance with these statutes, any change in these statutes or any reclassification of a species as threatened or endangered or re-determination of the extent of "critical habit" could subject us to significant expenses to modify our operations or could force us to discontinue some operations altogether.

        The National Environmental Policy Act, or NEPA, requires a thorough review of the environmental impacts of "major federal actions" and a determination of whether proposed actions on federal and certain Indian lands would result in "significant impact" on the environment. For purposes of NEPA, "major federal action" can be something as basic as issuance of a required permit. For oil and gas operations on federal and certain Indian lands or requiring federal permits, NEPA review can increase the time for obtaining approval and impose additional regulatory burdens on the natural gas and oil industry, thereby increasing our costs of doing business and our profitability.

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

        Our operations employ hydraulic fracturing techniques to stimulate natural gas production from unconventional geological formations, which entails the injection of pressurized fracturing fluids into a well bore. The federal Energy Policy Act of 2005 amended the SDWA to exclude hydraulic fracturing from the definition of "underground injection" under certain circumstances. However, the repeal of this exclusion has been advocated by certain advocacy organizations and others in the public. Legislation to amend the SDWA to repeal this exemption and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, has been introduced in the current session of Congress. Scrutiny of hydraulic fracturing activities continues in other ways, with the EPA recently completing a study plan to examine the potential environmental impacts of hydraulic fracturing with a final report expected to be released in 2014. The U.S. Department of the Interior has announced that it will consider regulations relating to the use of hydraulic fracturing techniques on public lands and disclosure of fracturing fluid constituents. In addition, some states and localities have adopted, and others are considering adopting, regulations or ordinances that could restrict hydraulic fracturing in certain circumstances, or that would impose higher taxes, fees or royalties on natural gas production. If new federal or state laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could result in delays, eliminate certain drilling and injection activities, make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business. It is also possible that our drilling and injection operations could adversely affect the environment, which could result in a requirement to perform investigations or clean-ups or in the incurrence of other unexpected material costs or liabilities.

        The Clean Air Act, as amended, restricts the emission of air pollutants from many sources, including oil and gas operations. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance. In addition, more stringent regulations governing emissions of air pollutants, including greenhouse gases such as methane (a component of natural gas) and carbon dioxide are being developed by the federal government, and may increase the costs of compliance for some facilities or the cost of transportation or processing of produced oil and natural gas which may affect our operating costs. Legislation targeting air emissions from hydraulic fracturing activities has been introduced in the current session of Congress and if passed may increase our costs of compliance and doing business. In addition, the EPA has promulgated more stringent regulations governing emissions of toxic air pollutants from sources in the oil and gas industry, and these regulations may increase the costs of compliance for some facilities.

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

        We are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act, as amended (OSHA), and comparable state laws, whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens.

        We are subject to federal and state laws and regulations relating to preservation and protection of historical and cultural resources. Such laws include the National Historic Preservation Act, the Native American Graves Protection and Repatriation Act, Archaeological Resources Protection Act, and the Paleontological Resources Preservation Act, and their state counterparts and similar statutes, which require certain assessments and mitigation activities if historical or cultural resources are impacted by our activities and provide for civil, criminal and administrative penalties and other sanctions for violation of their requirements.

        We do not believe that our environmental, health and safety risks are materially different from those of comparable companies in the United States in the oil and natural gas industry. Nevertheless, there can be no assurance that such environmental, health and safety laws and regulations will not result in a curtailment of production or material increase in the cost of production, development or exploration or otherwise adversely affect our capital expenditures, financial condition and results of operations.

        We have acquired, and may in the future acquire, interests in properties that have been operated in the past by others and may be liable for environmental damage, including historical contamination, caused by such former operators. Additional liabilities could also arise from continuing violations or contamination not discovered during our assessment of the acquired properties.

        We have not incurred, and do not currently anticipate incurring, any material capital expenditures for environmental control facilities.

Employees and Office Space

        Our principal executive offices are located at 1625 Broadway, Suite 250, Denver, Colorado 80202, and our telephone number is (303) 592-8075. As of December 31, 2011, we employed 74 full-time employees. None of our employees are subject to a collective bargaining agreement, and we consider our relations with our employees to be very good.

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

ITEM 1A.    RISK FACTORS

RISK FACTORS

        An investment in our common stock involves a high degree of risk. In addition to the other information included in this Annual Report on Form 10-K, you should carefully consider each of the risks described below before purchasing shares of our common stock. The risk factors set forth below are not the only risks that may affect our business. Our business could also be affected by additional risks not currently known to us or that we currently deem to be immaterial. If any of the following risks actually occur, our business, financial condition and results of operations could materially suffer. As a result, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Kodiak

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

        Our experience with horizontal drilling utilizing the latest drilling and completion techniques specifically in the Bakken is limited to the time since our operations beginning in 2008. Ultimately, the success of these drilling and completion techniques can only be evaluated over time as more wells are drilled and production profiles are established over a sufficiently long time period. If our drilling results are less than anticipated or we are unable to execute our drilling program because of capital constraints, lease expirations, access to gathering systems and limited takeaway capacity or otherwise, and/or natural gas and oil prices decline, the return on our investment in these areas may not be as attractive as we anticipate and we could incur material writedowns of unevaluated properties and the value of our undeveloped acreage could decline in the future.

Our current working capital, together with cash generated from anticipated production, may not be sufficient to support all planned exploration and development opportunities, our debt service obligation and our other contractual obligations.

        Our working capital, together with cash generated from anticipated production, may not be sufficient to support anticipated exploration and development opportunities, our debt service obligation and our other contractual obligations. If we realize lower than expected cash from production, either due to lower than anticipated production levels or a decline in commodity prices from recent levels, we may alter our drilling program, which may include reducing our rig count and sub-contracting our pressure pumping services agreement. Both of these may incur termination fees as discussed under the heading below "Contractual Obligations and Commitments" depending on the timing and contractual requirements of each contract. As we operate the majority of our acreage, we may have to adjust our drilling schedule to reflect the changing commodity price or oil field service environment. Under certain circumstances, we may conduct an offering of our securities, or reduce our ownership through joint ventures or asset sales. Should we reduce our ownership and relinquish the right to operate certain properties, we would become subject to obligations imposed by others, without the ability to control our drilling schedule. There can be no assurance that any such transactions can be completed or that such transactions would satisfy our operating capital requirements. Further, there can be no assurance that there will be credit available under our credit facility should we need it in the future. If we were not successful in obtaining sufficient funding or completing an alternative transaction on a timely basis on terms acceptable to us, we would be required to curtail our planned expenditures or restructure our operations, we would be unable to implement our original exploration and drilling program, and we may be unable to service our debt obligation or satisfy our contractual obligations. Any such consequences could have a material adverse effect on our business, financial condition and results of operation.

Substantially all of our producing properties and operations are located in the Williston Basin region, making us vulnerable to risks associated with operating in one major geographic area.

        As of December 31, 2011, approximately 99.5% of our estimated proved reserves and approximately 97% of our oil and natural gas sales volumes were generated in the Williston Basin in northwestern North Dakota and northeastern Montana. As a result, we may be disproportionately exposed to the impact of delays or interruptions of production from these wells caused by transportation capacity constraints, curtailment of production, availability of equipment, facilities, personnel or services, significant governmental regulation, natural disasters, adverse weather conditions, plant closures for scheduled maintenance or interruption of transportation of oil or natural gas produced from the wells in this area. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and gas producing areas such as the Williston Basin, which may cause these conditions to occur with greater frequency or magnify the effect of these conditions. Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.

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

  •
  land title problems;

  •
  lack of available gathering facilities or delays in construction of gathering facilities;

  •
  unanticipated transportation costs and delays; and

  •
  limitations in the market for oil and natural gas.

        Any of these risks can cause substantial losses, and some may entail personal injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution, environmental contamination or loss of wells and other regulatory penalties. The occurrence of any of these events could negatively affect our ability to successfully drill wells that produce oil or natural gas in commercially viable quantities.

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

        Although we have budgeted for 73 gross drilling locations for 2012, we may not be able to drill those locations within our expected time frame or at all. In addition, our drilling schedule may vary from our expectations because of future uncertainties.

Our commodity derivative arrangements could result in financial losses or could reduce our earnings.

        We enter into financial hedge arrangements (commodity derivative agreements) in order to manage our commodity price risk and to provide a more predictable cash flow from operations. We do not intend to designate our derivative instruments as hedges for accounting purposes. The fair value of our derivative instruments will be marked to market at the end of each quarter and the resulting unrealized gains or losses due to changes in the fair value of our derivative instruments will be recognized in current earnings. Accordingly, our earnings may fluctuate significantly as a result of changes in fair value of our derivative instruments. We are currently limited by our credit facility to hedge up to 85% to 90% of our forecasted volumes from proved developed producing properties with collars, puts or fixed price instruments.

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

  •
  there is an increase in the differential between the underlying price in the derivative instrument and actual prices received; or

  •
  the steps we take to monitor our derivative financial instruments do not detect and prevent transactions that are inconsistent with our risk management strategies.

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

        Although we had net income in 2011, we have historically incurred losses from operations during our history in the oil and natural gas business. As of December 31, 2011, we had a cumulative deficit of approximately $104.4 million. Our ability to be profitable in the future will depend on successfully implementing our acquisition, exploration, development and production activities, all of which are subject to many risks beyond our control. We cannot assure you that we will successfully implement our business plan or that we will achieve commercial profitability in the future. Even if we become profitable on an annual basis, we cannot assure you that our profitability will be sustainable or increase on a periodic basis.

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

We have substantial indebtedness, and our level of indebtedness may increase, which could reduce our financial flexibility and increase the likelihood of default on our debt obligations.

        As of December 31, 2011, we had $650.0 million of outstanding indebtedness under our Senior Notes, $100.0 million of outstanding indebtedness under our second lien credit agreement and no outstanding indebtedness under our credit facility. On January 10, 2012, we repaid all of the outstanding indebtedness under our second lien credit agreement. In the future, we may incur additional indebtedness in order to make future acquisitions or to develop our properties. As of the date of this filing, we had up to $225.0 million of secured borrowing capacity available under our credit facility.

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

  •
  our debt covenants may affect our flexibility in planning for, and reacting to, changes in the economy and in our industry;

  •
  a high level of debt may make it more likely that a reduction in the borrowing base of our credit facility following a periodic redetermination could require us to repay a portion of our then outstanding bank borrowings;

  •
  a high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes; and

  •
  we may be vulnerable to interest rate increases, as any borrowings under our credit facility will be at variable rates.

        Our level of indebtedness increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of indebtedness depends on our future performance. General economic conditions, oil and natural gas prices and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. If we do not have sufficient funds on hand to pay our debt, we may be required to seek a waiver or amendment from our lenders, refinance our indebtedness, incur additional indebtedness, sell assets or sell additional shares of securities. We may not be able obtain such financing or complete such transactions on terms acceptable to us, or at all. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions, the value of our assets and our performance at the time we need capital. In addition, we may not be able to consummate an asset sale to raise capital or sell assets at prices that we believe are fair, and proceeds that we do receive may not be adequate to meet any debt service obligations then due. Our credit agreements and the indenture governing our senior notes restrict our ability to use the proceeds from asset sales. Our failure to generate sufficient funds to pay our debts or to undertake any of these actions successfully could result in a default on our debt obligations, which would materially adversely affect our business, results of operations and financial condition.

Properties that we have acquired and that we may acquire in the future may not produce oil or natural gas as projected, and we may be unable to successfully determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers against them, which could cause us to incur losses.

        One of our growth strategies is to pursue selective acquisitions of undeveloped leasehold oil and natural gas reserves. When we choose to pursue an acquisition, we perform an informal review of the target properties that we believe is consistent with industry practices. However, these informal reviews are inherently incomplete. Generally, it is not feasible to review in depth every individual property involved in each acquisition, and we did not do so in connection with our recent acquisitions. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and potential. We may not, and did not in connection with our recent acquisitions, perform an inspection on every well. Environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even if problems are identified, we may not be able to obtain effective contractual protection against all or part of those problems, and we may assume environmental and other risks and liabilities in connection with the acquired properties, as was the case with respect to those properties acquired in our recent acquisitions.

Our business involves numerous operating hazards and exposure to significant weather and climate risks. We have not insured and cannot fully insure against all risks related to our operations, which could result in substantial claims for which we are underinsured or uninsured.

        We have not insured and cannot fully insure against all risks and have not attempted to insure fully against risks where the cost of available coverage is excessive relative to the perceived risks presented. In addition, certain pollution and environmental risks generally are not insurable. Our exploration, drilling and other activities are subject to risks such as:

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

        In particular, we are party to a joint venture agreement with a third party that relates to the development of certain of our properties in Dunn County, North Dakota. Pursuant to this agreement, we are required to pay 50% of the drilling expenses attributable to our joint venture's proportionate interest incurred in the area of mutual interest. We allocated $46.0 million of our 2012 capital budget toward the payment of these drilling expenses. If the expenses associated with our joint venture partner's exploration activity exceed our current expectations or if our joint venture partner mobilizes additional drilling rigs in the future, we may be required to make significantly higher capital contributions to satisfy our proportionate share of the exploration costs. If such capital contributions are required, we may not be able to obtain the financing necessary to satisfy our obligations or we may have to reallocate our anticipated capital expenditure budget. In the event that we do not participate in future capital contributions with respect to this joint venture agreement or any other agreements relating to properties we do not operate, our respective ownership interest could be diluted.

We depend on a limited number of purchasers for sales of our oil. We are exposed to credit risk if one or more of our significant purchasers becomes insolvent and fails to pay amounts owed to us.

        For the year ended December 31, 2011, approximately 63% of our oil revenue was from three purchasers. It is possible that one or more of our customers will become financially distressed and default on their obligations to us. Furthermore, bankruptcy of one or more of our purchasers, or some other similar procedure, might make it difficult for us to collect all or a significant portion of amounts owed by the customers. Our inability to collect our accounts receivable could have a material adverse effect on our results of operations.

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

        It is our practice in acquiring interests in oil and natural gas leases not to undergo the expense of retaining lawyers to fully examine the title to the interest to be placed under lease or already placed under lease. Rather, we rely upon the judgment of oil and natural gas lease brokers or landmen who actually do the field work in examining records in the appropriate governmental office before attempting to place under lease a specific interest. We believe that this practice is widely followed in the oil and natural gas industry.

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

Our significant inventory of undeveloped acreage and large percentage of undeveloped proved reserves may create additional economic risk.

        Our success is largely dependent upon our ability to develop our significant inventory of future drilling locations, undeveloped acreage and undeveloped reserves. As of December 31, 2011, approximately 63% of our total proved reserves were undeveloped. To the extent our drilling results are not as successful as we anticipate, natural gas and oil prices decline, or sufficient funds are not available to drill these locations and reserves, we may not capture the expected or projected value of these properties. In addition, delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic.

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

The sale of our oil and natural gas production depends in part on gathering, transportation and processing facilities. Any limitation in the availability of, or our access to, those facilities would interfere with our ability to market the oil and natural gas that we produce and could adversely impact our drilling program, cash flows and results of operations.

        We deliver oil and natural gas through gathering, processing and pipeline systems that we do not own. The amount of oil and natural gas that we can produce and sell is subject to the accessibility, availability, proximity and capacity of these gathering, processing and pipeline systems. In particular, natural gas produced in the Bakken has a high Btu content that requires gas processing to remove the natural gas liquids before it can be redelivered into transmission pipelines. Industry-wide in the Williston Basin, there is currently a shortage of gas gathering and processing capacity. Such shortage has limited our ability to sell our gas production. As a result, the majority of our gas from the Bakken wells to-date has been flared.

        The lack of availability of capacity in any of the gathering, processing and pipeline systems, and in particular the processing facilities, could result in our inability to realize the full economic potential of our production or in a reduction of the price offered for our production. Additionally, if we were prohibited from flaring natural gas due to environmental or other regulations, then we would be forced to shut-in producing wells, which would also adversely impact our drilling program. Any significant change in market factors or other conditions affecting these infrastructure systems and facilities, as well as any delays in constructing new infrastructure systems and facilities or any changes in regulatory requirements affecting flaring activities, could harm our business and, in turn, our financial condition, results of operations and cash flows.

Operations on the Fort Berthold Indian Reservation of the Three Affiliated Tribes in North Dakota are subject to various federal and tribal regulations and laws, any of which may increase our costs and delay our operations.

        Various federal agencies within the U.S. Department of the Interior, particularly the Office of Natural Resources Revenue (formerly the Minerals Management Service) and the Bureau of Indian Affairs, along with the Three Affiliated Tribes, promulgate and enforce regulations pertaining to operations on the Fort Berthold Indian Reservation. In addition, the Three Affiliated Tribes is a sovereign nation having the right to enforce laws and regulations independent from federal, state and local statutes and regulations. These tribal laws and regulations include various taxes, fees and other conditions that apply to lessees, operators and contractors conducting operations on Native American tribal lands. Lessees and operators conducting operations on tribal lands are generally subject to the Native American tribal court system. One or more of these factors may increase our costs of doing business on the Fort Berthold Indian Reservation and may have an adverse impact on our ability to effectively transport products within the Fort Berthold Indian Reservation or to conduct our operations on such lands.

We may be subject to risks in connection with acquisitions, and the integration of significant acquisitions may be difficult.

        We periodically evaluate potential acquisitions of reserves, properties, prospects and leaseholds and other strategic transactions that appear to fit within our overall business strategy. The successful acquisition of producing properties requires an assessment of several factors, including:

  •
  recoverable reserves;

  •
  future oil and natural gas prices and their appropriate differentials;

  •
  development and operating costs

  •
  potential environmental and other liabilities; and

  •
  our ability to obtain external financing to fund the purchase price.

        The accuracy of these assessments is inherently uncertain. In connection with these assessments, we perform a review of the subject properties that we believe to be generally consistent with industry practices. Our review will not reveal all existing or potential problems nor will it permit us to become sufficiently familiar with the properties to fully assess their deficiencies and potential recoverable reserves. Inspections may not always be performed on every well, and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. We often are not entitled to contractual indemnification for environmental liabilities and acquire properties on an "as is" basis, and, as is the case with certain liabilities associated with the properties acquired in our recent acquisitions, we are entitled to only limited indemnification for environmental liabilities.

        Significant acquisitions, including those described in this Annual Report, and other strategic transactions may involve other risks, including:

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

        The process of integrating operations, including those acquired in our recent acquisitions, could cause an interruption of, or loss of momentum in, the activities of our business. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our business. If our senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer.

We may have difficulty managing our growth and the related demands on our resources.

        We are experiencing significant growth through the expansion of our drilling program and through recent acquisitions. Our 2012 drilling program is the largest in our history. Our growth will place a significant strain on our financial, technical, operational and administrative resources. We may experience difficulties in finding and retaining additional qualified personnel. In an effort to meet the demands of our planned activities in 2012 and thereafter, we may be required to supplement our staff with contract and consulting personnel until we are able to hire new employees. In addition, our management may not be able to successfully or efficiently manage our growth, recent acquisitions and significant indebtedness. As a result, we may be unable to fully execute our growth plans, including acquiring or integrating new properties and drilling new and existing wells, all of which could have a material adverse effect on our growth and results of operations.

Our credit facility and the indenture governing our senior notes each contain operating and financial restrictions that may restrict our business and financing activities.

        Our credit facility and the indenture governing our senior notes each contain, and any future indebtedness we incur may contain, a number of restrictive covenants that will impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

  •
  make investments;

  •
  incur additional indebtedness or issue preferred stock;

  •
  create liens;

  •
  sell assets;

  •
  enter into agreements that restrict dividends or other payments by restricted subsidiaries;

  •
  consolidate, merge or transfer all or substantially all of the assets of our company;

  •
  engage in transactions with our affiliates;

  •
  pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; and

  •
  create unrestricted subsidiaries.

        As a result of these covenants, we will be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. Our ability to comply with some of the covenants and restrictions contained in our credit facility and the indenture governing our senior notes may be affected by events beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired.

We are subject to financing and interest rate exposure risks.

        Our future success depends in part on our ability to access capital markets and obtain financing on reasonable terms. Our ability to access financial markets and obtain financing on commercially reasonable terms in the future is dependent on a number of factors, many of which we cannot control, including changes in:

  •
  our credit rating;

  •
  interest rates;

  •
  the structured and commercial financial markets;

  •
  market perceptions of us and the oil and natural gas exploration and production industry; and

  •
  tax burdens due to new tax laws.

        Any amounts due under our credit facility will bear interest at a variable rate. Any increases in our interest rates, or our inability to access the debt or equity markets on reasonable terms, could have an adverse impact on our financial condition, results of operations and growth prospects.

Risks Relating to Our Industry

Oil and natural gas prices are volatile. A substantial or extended decline in oil prices, an expansion in the differential between market prices and the price we receive and, to a lesser extent, a decrease in natural gas prices, could adversely affect our financial position, financial results, cash flows, access to capital and ability to grow.

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

  •
  rates of future production;

  •
  future commodity prices received; and

  •
  investment and operating costs and possible environmental liabilities.

        Wide fluctuations in natural gas and oil prices may result from relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and other factors that are beyond our control. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices a producer may expect and its level of production depend on numerous factors beyond its control, such as:

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

        Volatile oil and natural gas prices make it difficult to estimate the value of producing properties in an acquisition and often cause disruption in the market for oil and natural gas producing properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation projects. Lower oil and natural gas prices may not only decrease revenues on a per unit basis, but also may reduce the amount of oil and natural gas that can be economically produced. Lower prices will also negatively affect the value of proved reserves.

        Our revenues, operating results, profitability and future rate of growth depend primarily upon the prices we receive for oil and, to a lesser extent, natural gas that we sell. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. A reduction in oil and gas prices may result in a decrease in the borrowing base or maximum credit available to us under our credit facility. In addition, we may need to record asset carrying value write-downs if prices fall, as was the case in 2008 and 2007.

        To attempt to reduce our price risk, we have implemented a strategy to hedge a portion of our expected future production. We cannot assure you that such transactions will reduce the risk or minimize the effect of any decline in oil or natural gas prices. Any substantial or extended decline in the prices of or demand for oil would have a material adverse effect on our financial condition and results of operations and could adversely affect our financial position, financial results, cash flows, access to capital and ability to grow.

Lower oil and natural gas prices may cause us to record ceiling test write-downs.

        We use the full cost method of accounting to account for our oil and natural gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop oil and natural gas properties. Under full cost accounting rules, the net capitalized costs of oil and natural gas properties may not exceed a "full cost ceiling" which is based upon the present value of estimated future net cash flows from proved reserves, including the effect of hedges in place, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If at the end of any fiscal period we determine that the net capitalized costs of oil and natural gas properties exceed the full cost ceiling, we must charge the amount of the excess to earnings in the period then ended. This is called a "ceiling test write-down." This charge does not impact cash flow from operating activities, but does reduce our net income and stockholders' equity. While we did not recognize any ceiling test write-downs for the year ended December 31, 2011, we may recognize write-downs in the future if commodity prices continue to decline or if we experience substantial downward adjustments to our estimated proved reserves.

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
  well stimulation processes;

  •
  plugging and abandoning wells and reclamation and restoration of properties;

  •
  reports concerning operations;

  •
  air quality, noise levels and related permits;

  •
  location and spacing of wells;

  •
  rights-of-way and easements;

  •
  unitization and pooling of properties;

  •
  gathering, storage, transportation and marketing of oil and natural gas;

  •
  habitat and endangered species protection;

  •
  reclamation and remediation, and environmental protection;

  •
  safety precautions;

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

Developments in the global financial system may have impacts on our liquidity and financial condition that we currently cannot predict.

        Global financial markets may have a material adverse impact on our business and our financial condition, and we may face challenges if conditions in the financial markets are inadequate to finance our activities at a reasonable cost of capital. There continues to be concerns over the worldwide economic outlook, geopolitical issues, the availability and costs of credit and the sovereign debt crisis have contributed to increased volatility in the global financial markets and commodity prices and diminished expectations for the global economy. We are unable to predict the duration or severity of the current economic situation or its impact on our business. As a result, our ability to access the capital markets or borrow money may be restricted or made more expensive at a time when we would like, or need, to raise capital, which could have an adverse impact on our flexibility to react to changing economic and business conditions and on our ability to fund our operations and capital expenditures in the future. The economic situation could have an impact on our lenders or customers, causing them to fail to meet their obligations to us, and on the liquidity of our operating partners, resulting in delays in operations or their failure to make required payments. Also, market conditions could have an impact on our natural gas and oil derivatives transactions if our counterparties are unable to perform their obligations or seek bankruptcy protection. Additionally, developments in the global financial system could lead to further reductions in the demand for natural gas and oil, or further reductions in the prices of natural gas and oil, or both, which could have a negative impact on our financial position, results of operations and cash flows. While the ultimate outcome and impact of the current financial situation cannot be predicted, it may have a material adverse effect on our future liquidity, results of operations and financial condition.

Our operations are subject to environmental, health and safety, and historic preservation laws and regulations that may expose us to significant costs and liabilities.

        Our oil and natural gas exploration and production operations are subject to stringent and complex federal, state, local and tribal laws and regulations governing health and safety aspects of our operations, the discharge of materials into the environment or otherwise relating to environmental protection, and historic preservation. These laws and regulations include, but are not limited to, the Clean Water Act, as amended by the Oil Pollution Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Safe Drinking Water Act, the Endangered Species Act, the Migratory Bird Treaty Act, the Bald and Golden Eagle Protection Act, the National Environmental Policy Act, the Occupational Safety and Health Act, the National Historic Preservation Act, the Native American Graves Protection and Repatriation Act, Archaeological Resources Protection Act, and the Paleontological Resources Preservation Act, and their state counterparts and similar statutes, which provide for civil, criminal and administrative penalties and other sanctions for violation of their requirements. These laws and regulations may impose numerous obligations on us and our operations including by requiring us to obtain permits before conducting drilling or underground injection activities; restricting the types, quantities and concentration of materials that we can release into the environment; limiting or prohibiting drilling activities on certain lands lying within wilderness, wetlands and other protected areas, on lands containing protected species, or on lands containing historic, cultural, archeological or paleontological sites; subjecting us to specific health and safety requirements addressing worker protection; imposing substantial liabilities on us for pollution resulting from our operations; and requiring us to organize and report information about the hazardous materials we use in our operations to employees, state and local government authorities and local citizens. Numerous governmental authorities, such as the U.S. Environmental Protection Agency, or the EPA, and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, and their interpretation and enforcement of these laws, regulations and permits have tended to become more stringent over time. Failure to comply with these laws, regulations and permits may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory, remedial or monitoring obligations; and the issuance of injunctions limiting or prohibiting some or all of our operations.

        There is inherent risk of incurring significant environmental costs and liabilities in the performance of our operations because of our handling of petroleum hydrocarbons and wastes; air emissions and wastewater discharges related to our operations; our ownership, lease or operation of real property, including acquired properties; and historical industry operations and waste disposal practices. Under certain environmental laws and regulations, we could be subject to strict, joint and several liability for the removal or remediation of contamination at properties we currently own, lease or operate or have owned, leased or operated in the past. These laws often impose liability even if the owner, lessee or operator was not responsible for the contamination, or the contamination resulted from actions taken in compliance with all applicable laws in effect at the time. Private parties, including the owners of properties upon which our wells are drilled and facilities where our petroleum hydrocarbons or wastes are taken for reclamation or disposal, may bring claims against us for property damage or personal injury, including as a result of exposure to hazardous materials, or to enforce compliance with, or seek damages under, applicable environmental laws and regulations. In addition, the risk of accidental spills or releases could expose us to significant liabilities that could have a material adverse effect on our financial condition or results of operations. Changes in environmental laws and regulations occur frequently, and such changes could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our own results of operations, competitive position or financial condition. We may not be able to recover some or any of these costs from insurance.

The regulations of "over-the-counter" derivatives introduced by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") could adversely impact our hedging strategy.

        Through its comprehensive new regulatory regime for derivatives, the Dodd-Frank Act imposes mandatory clearing, exchange-trading and margin requirements on many derivatives transactions (including formerly unregulated over-the-counter derivatives) in which we may engage. The Dodd-Frank Act also creates new categories of regulated market participants who will be subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements. While the Commodity Futures Trading Commission, or CFTC, and other federal agencies have adopted, and continue to adopt, numerous regulations pursuant to the Dodd-Frank Act, many of the key concepts and defined terms under the Dodd-Frank Act have not yet been delineated by rules and regulations to be adopted by the CFTC and other applicable regulatory agencies. As a consequence, it is difficult to predict the aggregate effect the Dodd-Frank Act and the regulations promulgated thereunder may have on our hedging activities.

        Whether and to what extent we will be subject to the rules and regulations promulgated under the Dodd-Frank Act will depend on the final rules and definitions adopted by the CFTC and other regulators. The possible effect of the Dodd-Frank Act could be to increase our overall costs of entering into derivatives transactions. In particular, new margin requirements, position limits and capital charges, even if not directly applicable to us, may cause an increase in the pricing of derivatives transactions sold by market participants to whom such requirements apply. Administrative costs, due to new requirements such as registration, recordkeeping, reporting, and compliance, even if not directly applicable to us, may also be reflected in higher pricing of derivatives. New exchange-trading and trade reporting requirements may lead to reductions in the liquidity of derivative transactions, causing higher pricing or reduced availability of derivatives, adversely affecting the performance of our hedging strategies. Additionally, the financial counterparties to our derivative instruments may be required to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The Dodd-Frank Act could result in the cost of executing our hedging strategy increasing significantly, which could potentially result in an undesirable decrease in the amount of oil production we hedge. If our hedging costs increase and we are required to post cash collateral, our business would be adversely affected as a result of reduced cash flow and reduced liquidity. Additionally, in the event that we hedge lower quantities in response to higher hedging costs and increased margin requirements, our exposure to changes in commodity prices would increase, which could result in decreased cash flows.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

        Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into rock formations to fracture the surrounding rock and stimulate production. There has been increasing public controversy regarding hydraulic fracturing with regard to use of fracturing fluids, impacts on drinking water supplies, use of waters, and the potential for impacts to surface water, groundwater, air quality and the environment generally. A number of lawsuits and enforcement actions have been initiated implicating hydraulic fracturing practices.

        Additional legislation or regulation could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater.

        Bills have been introduced in the U.S. Congress to regulate hydraulic fracturing operations and related injection of fracturing fluids and propping agents used in fracturing fluids by the oil and natural gas industry under the Safe Drinking Water Act (SDWA) and to require the disclosure of chemicals used in the hydraulic fracturing process under the SDWA, Emergency Planning and Community

Right-to-Know Act, or other authority. In addition, bills have been introduced to regulate air emissions from hydraulic fracturing operations. Sponsors of such bills have asserted that air emissions from, and chemicals used in, the fracturing process could adversely affect drinking water supplies, surface waters, air quality and other natural resources, and threaten health and safety. The U.S. Environmental Protection Agency recently completed a study plan to examine the potential environmental impacts of hydraulic fracturing with initial results expected to be released in 2012 and a final report expected to be released in 2014, and the U.S. Department of the Interior has announced that it will consider regulations relating to the use of hydraulic fracturing techniques on public lands and disclosure of fracturing fluid constituents. Certain states have also considered or imposed reporting obligations relating to the use of hydraulic fracturing techniques.

        These proposals may lead to additional levels of regulation at the federal, state, tribal or local level that could cause operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business. Additional regulation could have the effect of prohibiting the use of hydraulic fracturing, which would prevent us from completing our wells and would have a material adverse effect on our operations and business.

        Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition, including litigation, to oil and gas production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays or increased operating costs in the production of crude oil and natural gas, including from the developing shale plays, and could make it more difficult to perform hydraulic fracturing. If these legislative and regulatory initiatives cause a material delay or decrease in our drilling and hydraulic fracturing activities, our business and profitability could be materially impacted.

Changes in tax laws may impair our results of operations.

        The Obama administration's proposed budget for the 2012 fiscal year includes numerous proposed tax changes. Among the changes contained in the budget proposal is the elimination of certain key U.S. federal income tax preferences currently available to oil and gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain U.S. production activities, (iv) the repeal of the exception to the passive loss exception limitation to the limitation for working interests in oil and gas properties, and (v) an extension increase of the amortization period for certain geological and geophysical expenditures, and (vi) the establishment of certain new fees. The Close Big Oil Tax Loopholes Act, which was introduced in the U.S. Senate in May 2011, includes many of the same proposals but is limited to taxpayers with annual gross revenues in excess of $100.0 million. It is not possible at this time to predict how legislation or new regulations that may be adopted to address these proposals would impact our business, but any such future laws and regulations could adversely affect the amount of our taxable income or loss.

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

        In addition to pending climate legislation, the EPA has issued greenhouse gas monitoring and reporting regulations. Beyond measuring and reporting, the EPA issued an "Endangerment Finding" under section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of current and future generations. The finding served as a first step to issuing regulations that require permits for and reductions in greenhouse gas emissions for certain facilities.

        Moreover, the EPA has begun regulating greenhouse gas emission from certain facilities pursuant to the Prevention of Significant Deterioration and Title V provisions of the Clean Air Act. In the courts, several decisions have been issued that may increase the risk of claims being filed by government entities and private parties against companies that have significant greenhouse gas emissions. Such cases may seek to challenge air emissions permits that greenhouse gas emitters apply for and seek to force emitters to reduce their emissions or seek damages for alleged climate change impacts to the environment, people, and property.

        Any existing or future laws or regulations that restrict or reduce emissions of greenhouse gases could require us to incur increased operating and compliance costs. In addition, such laws and regulations may adversely affect demand for the fossil fuels we produce, including by increasing the cost of combusting fossil fuels and by creating incentives for the use of alternative fuels and energy.

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

        Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, equipment, supplies or qualified personnel. Due to, among other things, our significant growth, we continue to experience a lack of resources and services. During these periods, the costs and delivery times of rigs, equipment and supplies tend to increase, in some cases substantially. In addition, the demand for, and wage rates of, qualified drilling rig crews rise as the number of active rigs in service increases within a geographic area. If increasing levels of exploration and production result in response to strong prices of oil and natural gas, the demand for oilfield services will likely rise, and the costs of these services will likely increase, while the quality of these services may suffer. The lack of availability or high cost of drilling rigs, equipment, supplies, insurance or qualified personnel in the areas in which we operate could materially and adversely affect our business and results of operations.

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

Our common stock has experienced price and volume volatility.

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

        We do not anticipate paying cash dividends on our common stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant. Furthermore, our credit agreements prohibit us from paying dividends with respect to our common stock. Accordingly, investors may only see a return on their investment if the value of our securities appreciates.

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

Sale, or the availability for sale, of substantial amounts of our common stock could adversely affect the value of our common stock.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        These disclosures are not applicable to us.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Shares of our common stock, no par value, are issued in registered form. The transfer agent for the shares is Computershare Trust Company Inc., 100 University Avenue, 9th Floor, Toronto, Ontario M5J 2Y1. Our common stock has been listed and posted for trading on the NYSE Amex LLC since June 21, 2006 through August 3, 2011 under the symbol "KOG". The Company made an application and received authorization from NYSE Regulation, Inc. to transfer the listing of its common stock from the NYSE Amex to NYSE. The Company began trading on the NYSE on August 4, 2011, under its current symbol "KOG". On February 27, 2012, there were 78 holders of record of our Common Stock which does not include the shareholders for whom shares are held in a nominee or street name.

	NYSE
Quarter Ended	High	Low
December 31, 2011	$9.95	$3.59
September 30, 2011	$7.03	$4.37
June 30, 2011	$7.44	$4.90
March 31, 2011	$7.70	$5.44
December 31, 2010	$6.95	$3.37
September 30, 2010	$3.63	$2.43
June 30, 2010	$4.34	$2.47
March 31, 2010	$3.45	$2.19

Dividend Policy

        We have never paid any cash dividends on our common stock and do not anticipate paying any dividends in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion and development of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements, limitations under our credit facility and Senior Notes and other factors as our board may deem relevant at that time.

Comparison of Cumulative Return

        The following graph compares the cumulative return on a $100 investment in our common stock over the last five fiscal years beginning January 1, 2007 through December 31, 2011, to that of the cumulative return on a $100 investment in the S&P 500 Composite, NYSE Arca Natural Gas, and the Dow Jones U.S. Oil & Gas Index for the same period. In calculating the cumulative return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purpose only. This graph is not "soliciting material," is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

COMPARISON OF CUMULATIVE TOTAL RETURN

ASSUMES $100 INVESTED ON JAN. 1, 2007
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR END DEC. 31, 2011

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Kodiak Oil & Gas Corp.	$100	$56	$8	$57	$168	$242
S&P 500 Composite	$100	$105	$66	$84	$97	$99
NYSE Arca Natural Gas	$100	$131	$87	$128	$146	$156
Dow Jones U.S. Oil & Gas	$100	$135	$87	$102	$122	$127

Exchange Controls

        Canada has no system of exchange controls. There are no exchange restrictions on borrowing from foreign countries nor on the remittance of dividends, interest, royalties and similar payments, management fees, loan repayments, settlement of trade debts, or the repatriation of capital. However, dividends remitted to U.S. Holders, as defined below, generally will be subject to Canadian withholding tax.

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

Distributions on Common Shares

        A U.S. Holder that receives a distribution, including a constructive distribution, with respect to the Company's common shares will be required to include the amount of such distribution in gross income as a dividend (without reduction for any applicable Canadian tax withheld from such distribution) to the extent of the current or accumulated "earnings and profits" of the Company. To the extent that a distribution exceeds the current and accumulated "earnings and profits" of the Company, such distribution will be treated (a) first, as a tax-free return of capital to the extent of a U.S. Holder's tax basis in the common shares and, (b) thereafter, as gain from the sale or exchange of such common shares (see "Disposition of Common Shares" below). However, the Company does not intend to maintain the calculations of earnings and profits in accordance with U.S. federal income tax principles, and each U.S. Holder should therefore assume that any distribution by the Company with respect to common shares will constitute ordinary dividend income. Dividends received on common shares generally will not be eligible for the "dividends received deduction."

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

Disposition of Common Shares

        A U.S. Holder will recognize a gain or loss on the sale or other taxable disposition of common shares in an amount equal to the difference, if any, between (a) the amount of cash plus the fair market value of any property received and (b) such U.S. Holder's tax basis in the common shares sold or otherwise disposed of. Subject to the PFIC rules discussed below, any such gain or loss generally will be capital gain or loss, which will be long-term capital gain or loss if common shares are held for more than one year.

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

Foreign Tax Credit

        As described above under the heading "Exchange Controls," dividends paid to U.S. Holders generally will be subject to Canadian withholding tax. A U.S. Holder who pays (whether directly or through withholding) foreign income tax with respect to dividends paid on common shares generally will be entitled, at the election of such U.S. Holder, to receive either a deduction or a credit for such foreign income tax paid. Generally, a credit will reduce a U.S. Holder's U.S. federal income tax liability on a dollar-for-dollar basis, whereas a deduction will reduce a U.S. Holder's income subject to U.S. federal income tax. This election is made on a year-by-year basis and applies to all foreign taxes paid (whether directly or through withholding) by a U.S. Holder during a year.

        Complex limitations apply to the foreign tax credit, including the general limitation that the credit cannot exceed the proportionate share of a U.S. Holder's U.S. federal income tax liability that such U.S. Holder's "foreign source" taxable income bears to such U.S. Holder's worldwide taxable income. In applying this limitation, a U.S. Holder's various items of income and deduction must be classified, under complex rules, as either "foreign source" or "U.S. source." In addition, this limitation is calculated separately with respect to specific categories of income. Dividends paid by the Company generally will constitute "foreign source" income and generally will be categorized as "passive income." Gain or loss recognized by a U.S. Holder on the sale or other taxable disposition of common shares generally will be treated as "U.S. source" for purposes of applying the U.S. foreign tax credit rules unless the gain is subject to tax in Canada and is resourced as "foreign source" under the Canada-U.S. Tax Convention and such U.S. Holder elects to treat such gain or loss as "foreign source."

        The foreign tax credit rules are complex, and each U.S. Holder should consult its own tax advisor regarding the foreign tax credit rules.

Additional Tax on Passive Income

        For tax years beginning after December 31, 2012, certain individuals, estates and trusts whose income exceeds certain thresholds will be required to pay a 3.8% Medicare surtax on "net investment income" including, among other things, dividends and net gain from disposition of property (other than property held in a trade or business). U.S. Holders should consult with their own tax advisors regarding the effect, if any, of this tax on their ownership and disposition of common shares.

Passive Foreign Investment Company Rules

        If the Company were to constitute a PFIC (as defined below) for any year during a U.S. Holder's holding period, then certain different and potentially adverse tax consequences would apply to such U.S. Holder's acquisition, ownership and disposition of common shares. The Company does not believe that it was a PFIC for the tax year ended December 31, 2011, and based on current business plans and financial projections, the Company does not expect that it will be a PFIC for the tax year ending December 31, 2012. The determination of whether the Company will be a PFIC for a taxable year depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In addition, whether the Company will be a PFIC for its current taxable year depends on the assets and income of the Company over the course of each such taxable year and, as a result, cannot be predicted with certainty as of the date of this document. Consequently, there can be no assurance regarding the Company's PFIC status for any taxable year during which U.S. Holders hold common shares, and there can be no assurance that the IRS will not challenge the determination made by the Company concerning its PFIC status.

        The Company generally will be a PFIC under Section 1297 of the Code if, for a taxable year, (a) 75% or more of the gross income of the Company for such taxable year is passive income or (b) 50% or more of the assets held by the Company either produce passive income or are held for the production of passive income, based on the quarterly average of the fair market value of such assets. "Gross income" generally includes all revenues less the cost of goods sold, plus income from investments and from incidental or outside operations or sources, and "passive income" includes, for example, dividends, interest, certain rents and royalties, certain gains from the sale of stock and securities, and certain gains from commodities transactions. Active business gains arising from the sale of commodities generally are excluded from passive income if substantially all of a foreign corporation's commodities are (a) stock in trade of such foreign corporation or other property of a kind which would properly be included in inventory of such foreign corporation, or property held by such foreign corporation primarily for sale to customers in the ordinary course of business, (b) property used in the trade or business of such foreign corporation that would be subject to the allowance for depreciation under Section 167 of the Code, or (c) supplies of a type regularly used or consumed by such foreign corporation in the ordinary course of its trade or business.

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

Information Reporting; Backup Withholding Tax

        Under U.S. federal income tax law and Treasury Regulations, certain categories of U.S. Holders must file information returns with respect to their investment in, or involvement in, a foreign corporation. For example, U.S. return disclosure obligations (and related penalties) are imposed on individuals who are U.S. Holders that hold certain specified foreign financial assets in excess of $50,000. The definition of specified foreign financial assets includes not only financial accounts maintained in foreign financial institutions, but also, unless held in accounts maintained by a financial institution, any stock or security issued by a non-U.S. person, any financial instrument or contract held for investment that has an issuer or counterparty other than a U.S. person and any interest in a foreign entity. U. S. Holders may be subject to these reporting requirements unless their common shares are held in an account at a domestic financial institution. Penalties for failure to file certain of these information returns are substantial. U.S. Holders should consult with their own tax advisors regarding the requirements of filing information returns under these rules, including the requirement to file an IRS Form 8938 for prior tax years in which the obligation to file such form was suspended.

        Payments made within the U.S. or by a U.S. payor or U.S. middleman, of dividends on, and proceeds arising from the sale or other taxable disposition of, common shares will generally be subject to information reporting and backup withholding tax, at the rate of 28% (increasing to 31% for payments made after December 31, 2012), if a U.S. Holder (a) fails to furnish such U.S. Holder's correct U.S. taxpayer identification number (generally on Form W-9), (b) furnishes an incorrect U.S. taxpayer identification number, (c) is notified by the IRS that such U.S. Holder has previously failed to properly report items subject to backup withholding tax, or (d) fails to certify, under penalty of perjury, that such U.S. Holder has furnished its correct U.S. taxpayer identification number and that the IRS has not notified such U.S. Holder that it is subject to backup withholding tax. However, certain exempt persons generally are excluded from these information reporting and backup withholding rules. Backup withholding is not an additional tax. Any amounts withheld under the U.S. backup withholding tax rules will be allowed as a credit against a U.S. Holder's U.S. federal income tax liability, if any, or will be refunded, if such U.S. Holder furnishes required information to the IRS in a timely manner. Each U.S. Holder should consult its own tax advisor regarding the information reporting and backup withholding rules.

Issuer Purchases of Equity Securities

        During the fiscal year ended December 31, 2011, neither the Company nor any affiliated purchaser purchased any of the Company's equity securities.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected consolidated financial data as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007. The data as of and for the fiscal years ended December 31 for the respective years was derived from our historical consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K and in our prior Annual Reports on Form 10-K, as applicable.

        The following selected consolidated financial information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the consolidated financial statements and the notes thereto included in "Item 8. Financial Statements and Supplementary Data" presented elsewhere in this Annual Report on Form 10-K. Also see "Recently Adopted Accounting Pronouncements" included in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Consolidated Statements of Income Information:
Revenues:
Oil sales	$115,692	$30,212	$10,652	$5,397	$6,764
Gas sales	4,294	783	625	1,372	1,053

Total revenues	119,986	30,995	11,277	6,769	7,817

Operating expenses:
Oil and gas production	26,885	6,795	2,220	3,579	1,758
Depletion, depreciation, amortization and accretion	32,068	8,234	3,159	4,172	5,206
Asset impairment	—	—	—	47,500	34,000
General and administrative	19,495	12,190	8,522	8,212	6,542

Total operating expenses	78,448	27,219	13,901	63,463	47,506

Operating income (loss)	41,538	3,776	(2,624)	(56,694)	(39,689)
Other income (expense):
Loss on commodity price risk management activities	(20,114)	(6,146)	—	—	—
Interest income (expense), net	(18,887)	(39)	53	196	1,503
Other income	1,338	7	8	—	—

Total other income (expense)	(37,663)	(6,178)	61	196	1,503

Net income (loss)	$3,875	$(2,402)	$(2,563)	$(56,498)	$(38,186)

Net income (loss) per share:
Basic	$0.02	$(0.02)	$(0.02)	$(0.62)	$(0.44)

Diluted	$0.02	$(0.02)	$(0.02)	$(0.62)	$(0.44)

Other Financial Information:
Net cash provided by operating activities	$53,913	$10,315	$9,396	$(2,174)	$2,073
Net cash used in investing activities	$(590,749)	$(200,009)	$(28,155)	$(20,911)	$(47,910)
Net cash provided by financing activities	$517,242	$266,007	$36,064	$17,651	$382
Consolidated Balance Sheet Information:
Total assets	$1,699,477	$369,937	$79,683	$39,016	$74,331
Long-term debt	$750,000	$40,000	$—	$—	$—
Total stockholders' equity	$839,680	$299,047	$69,928	$32,998	$68,293

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the "Selected Consolidated Financial Information" in Item 6 above and our historical consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.

Overview

        We are an independent energy company focused on the exploration, exploitation, acquisition and production of natural gas and crude oil in the United States. Our oil and natural gas reserves and operations are primarily concentrated in the Williston Basin of North Dakota. Our corporate strategy is to internally identify prospects, acquire lands encompassing those prospects and evaluate those prospects using subsurface geology and geophysical data and exploratory drilling. Using this strategy, we have developed an oil and natural gas asset base of proved reserves, as well as a portfolio of development and exploratory drilling opportunities on high potential oil and natural gas prospects that we have the opportunity to explore, drill and develop. We will continue to evaluate and invest in acquisitions and internally generated prospects to increase the value of the Company.

2010, 2011 and Early 2012 Acquisitions

January 2012 Acquisition

        On January 10, 2012, we acquired certain oil and gas leaseholds, overriding royalty interests and producing properties located in North Dakota, and various other related rights, permits, contracts, equipment and other assets, including the assignment and assumption of a drilling rig contract (the "January 2012 Acquisition"). The effective date for this acquisition was September 1, 2011. This acquisition contributed no revenue to us for the year-ended December 31, 2011, nor were the oil and gas reserves included in our year-end reserve estimates.

        We closed this acquisition for aggregate consideration of approximately $638.2 million. This consideration was comprised of (i) 5,055,612 shares of the Company's common stock and (ii) cash consideration in an amount equal to approximately $588.4 million. The purchase price included $48.4 million in closing adjustments to reflect the effective date of the acquisition, which includes reimbursement to the seller in this transaction for operational expenditures during the interim period. We funded the cash balance due at closing through the release from escrow of the proceeds from our November 2011 high yield debt offering.

        Through this acquisition, we acquired approximately 50,000 net leasehold acres and net production of approximately 3,600 barrels of oil equivalent per day located primarily in McKenzie and Williams Counties, N.D. We will operate substantially all of the leasehold acquired.

October 2011 Acquisition

        On October 28, 2011, we acquired interests in approximately 13,400 net acres of Williston Basin leaseholds, and related producing properties located primarily in Williams County, North Dakota along with various other related rights, permits, contracts, equipment and other assets. The seller in this transaction received cash consideration of approximately $248.2 million, including certain purchase price adjustments calculated at the closing date. The effective date for the acquisition was August 1, 2011.

June 2011 Acquisition

        On June 30, 2011, we acquired interests in approximately 25,000 net acres of Williston Basin leaseholds and related producing properties located in McKenzie County, North Dakota along with various other related rights, permits, contracts, equipment and other assets for a combination of cash and stock. The seller in this transaction received 2,500,000 shares of the Company's common stock valued at approximately $14.0 million and cash consideration of approximately $71.5 million. The effective date for the acquisition was April 1, 2011.

November 2010 Acquisition

        On November 30, 2010, we acquired interests in approximately 14,500 net acres of Williston Basin leaseholds and related producing properties primarily located in McKenzie County, North Dakota for cash consideration of approximately $108.6 million. The effective date for the acquisition was August 1, 2011.

2012 Capital Budget

        Our board of directors approved a $585.0 million capital expenditure budget for 2012, all of which is allocated to oil and gas activities in the Williston Basin of North Dakota. We have allocated $550 million to the drilling of 73 gross (51 net) wells and $25.0 million for infrastructure build-out. Such infrastructure costs will primarily include expenses associated with connecting our wells to gathering systems for which we have contracted with third party pipeline companies. The remaining $10.0 million is allocated to our land leasing activities as we further increase our interests in our existing lands. We anticipate funding this capital program through a combination of existing working capital, an expected increase in our operating cash flows, and additional credit that should be available under our credit facility.

        Our 2012 capital expenditure budget is subject to various factors, including market conditions, oilfield services and equipment availability, commodity prices and drilling results. While we continue to explore opportunities to expand our acreage position, our current budget is primarily allocated to drilling and completing wells. Additional leasehold acquisitions that we choose to pursue would require us to adjust our budget, as we have not allocated a significant portion of our 2012 capital budget to acreage acquisitions.

        Because of our predominantly contiguous leasehold, Kodiak's working interest averages approximately 66% in the operated 2012 drilling program, thereby providing flexibility within the budget in identifying suitable well locations and in the timing and size of capital investment. We anticipate increasing our current six-rig program to seven operated rigs during 2012 and we believe our permitting procedures will provide us with ample permits as we move through the year.

        Other factors that could cause us to further adjust our capital expenditure budget include increases or decreases in service and material costs, the formation of joint ventures with other exploration and production companies, the divestiture of non-strategic assets, changes in commodity prices or well performance that differ from our forecasts, any of which could affect our operating cash flow.

        The following table sets forth our capital expenditures for the year ended December 31, 2011 and our capital expenditures budget for our principal properties in 2012. Capital expenditures include cash expenditures, accrued expenditures, oil and gas property acquisitions through the issuance of common stock and are net of divestitures.

	For the Years Ended December 31,
	2012 Budget	2011 Actual	2010 Actual	2009 Actual
Costs incurred:
Acquisitions(1)
Proved oil and gas properties	$318,000	$152,500	$32,200	$—
Unproved oil and gas properties	311,000	168,000	77,200	—
Asset retirement obligations	800	300	200	—

Total acquisitions	629,800	320,800	109,600	—

Capital Expenditures
Exploration and development costs	575,000	260,600	66,800	26,700
Unproved oil and gas properties	10,000	14,900	18,500	500
Asset retirement obligations	—	1,300	600	200
Capitalized interest	—	8,400	500	—

Total capital expenditures	585,000	285,200	86,400	27,400

Total costs incurred	$1,214,800	$606,000	$196,000	$27,400

(1)
Includes acquisitions accounted for as business combinations.

Liquidity and Capital Resources

        The following table summarizes our sources and uses of cash for each of the three years ended December 31, 2011, 2010 and 2009:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Capital Resources and Liquidity
Cash and cash equivalents at end of the period	$81,604	$101,198	$24,885
Cash held in escrow—current	$12,194	$—	$—
Net cash provided by operating activities	$53,913	$10,315	$9,395
Net cash used in investing activities	$(590,749)	$(200,009)	$(28,155)
Net cash provided by financing activities	$517,242	$266,007	$36,064
Increase (decrease) in cash and cash equivalents	$(19,594)	$76,313	$17,304

        Historically, our primary cash requirements have been for the exploration, development and acquisition of oil and gas properties, which we have financed through the proceeds of offerings of our equity and debt securities, borrowings under lending arrangements with financial institutions and, cash generated from operations. The aggregate consideration (including both cash consideration and equity consideration) for our three significant oil and gas property acquisitions during 2011 (each of which are discussed above under the heading "2010, 2011 and Early 2012 Acquisitions") was approximately $972.4 million. Additionally, during 2011, we incurred approximately $275.5 million in drilling and completion costs and additional leasehold acquisition costs. The total of the aforementioned acquisitions and our 2011 capital expenditures was approximately $1.25 billion (including both cash payments and equity issuances). In order to fund these expenditures, we undertook the following financing arrangements:

  •
  We conducted equity financing through the sale of our common stock in July and November 2011 resulting in net cash proceeds of approximately $515.3 million, after deducting underwriting discounts and commissions and our offering expenses. As part of these equity offerings we issued a total of 75.9 million shares of common stock through public offerings. For further details on these transactions please refer to Note 10—Common Stock under Item 8 in this Annual Report.

  •
  As part of the consideration given to close our oil and gas property acquisitions during 2011 and early 2012 , we issued approximately 7.6 million shares of our common stock valued at approximately $63.8 million.

  •
  On November 23, 2011, we issued at par $650.0 million of 8.125% Senior Notes due December 1, 2019 (the "Senior Notes"). The net proceeds were primarily used to finance our January 2012 property acquisition and repay all borrowings under our second lien credit agreement. For a discussion of the terms of these notes, please see the discussion below under the heading "Senior Notes".

  •
  We utilized funds available from our credit facility and the second lien credit agreement to fund a portion of our property acquisitions during 2011. As a result of the November 2011 equity financing, through the sale of our common stock and Senior Notes offering, all outstanding balances were paid in full and as of the date of this filing remained unused. As noted above, the second lien credit agreement was terminated in January 2012, and as of the date of this filing, we have no balance outstanding under our credit facility.

        Our 2012 drilling program is designed to provide flexibility in identifying suitable well locations and in the timing and size of capital investment. We anticipate funding this capital program and meet our debt service requirements through a combination of existing working capital, the increase in our operating cash flows, and additional credit that may be available through our borrowing base facility. We plan to finance our 2012 capital expenditure budget of $585.0 million utilizing the following sources of capital:

        Cash flow from operations and existing working capital.    As of December 31, 2011, we had working capital of $72.8 million. Our working capital as of December 31, 2011 included, among other items, $81.6 million of cash and cash equivalents, $12.2 million of cash held in escrow and $22.1 million of prepaid tubular goods to be used in our 2012 drilling program.

        Our net cash provided by operating activities for the year ended 2011 was approximately $53.9 million as compared to $10.3 million for the same period in 2010. This increase is directly related to our successful drilling and completion operations as we have developed our Bakken properties and the addition of producing properties through our acquisition activity. In addition to the increase in the number of wells on production, the per-well production has increased as we have enhanced our completion techniques with advanced fracture stimulations. In 2012, we expect our cash flow from operations to significantly increase commensurate with our increase in estimated production. If we are able to drill and complete our wells as anticipated and they produce at rates similar to those generated by our existing wells, we would expect our production rates and operating cash flows to grow significantly as we move through 2012. We estimate that our 2012 average daily sales volumes will be approximately 19,000 to 21,000 BOE per day as compared to approximately 4,000 BOE per day in 2011.

        Senior Notes.    As discussed above, during 2011, we issued at par $650.0 million of 8.125% Senior Notes due December 1, 2019. The proceeds received from the offer and sale of the Senior Notes was deposited into an escrow account, along with other cash, in an amount equal to 101% of the offering price of the Senior Notes and the interest payable on the Senior Notes to March 22, 2012. At

December 31, 2011, we held $674.0 million in cash in escrow related to the Senior Notes. In January 2012, we closed the January 2012 Acquisition and all funds were released from escrow. The Company received net proceeds of approximately $632.4 million after deducting discounts and fees. The net proceeds were primarily used to finance the January 2012 Acquisition and repay all borrowings under the second lien credit agreement. The interest on our Senior Notes is payable on June and December 1 of each year, beginning June 1, 2012. For further discussion regarding the Senior Notes, please refer to Note 5—Long-Term Debt under Item 8 of this report.

        Credit Facility.    In November 2011, we amended our credit facility pursuant to which we increased our borrowing base to $225.0 million with a maximum credit amount of $750.0 million. This facility, which is currently undrawn, has a maturity date of November 14, 2016. Redetermination of the borrowing base occurs semi-annually, on April 1 and October 1. Additionally, the Company may elect a redetermination of the borrowing base one time during any six month period. We are subject to restrictive covenants under the credit facility. The ability to maintain this facility and borrow additional funds is dependent on a number of variables, including our proved reserves, and assumptions regarding the price at which oil and natural gas can be sold. Further, we expect that our borrowing base will increase with the addition of proved properties as a result of our ongoing drilling and completion activities. For further details on the credit facility please refer to Note 5—Long-Term Debt under Item 8 in this Annual Report.

        Registered Offerings.    Historically, we have financed our operations, property acquisitions and other capital investments from the proceeds of offerings of our equity and debt securities. We currently have on file with the SEC a universal shelf registration statement to allow us to offer an indeterminate amount of securities in the future. Under the registration statement, we may offer from time to time debt securities, common stock, preferred stock, warrants and other securities or any combination of such securities in amounts, prices and on terms announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement at the time of any such offering.

        We believe our cash flows from operations, our existing working capital and increases in our borrowing base, if necessary and available, will be sufficient to meet our planned 2012 capital expenditure budget and to satisfy our 2012 obligations under our Senior Notes and other 2012 contractual commitments. If our existing and potential sources of liquidity were not to be sufficient to satisfy such commitments and to undertake our currently planned expenditures or any revisions thereto, we believe that we have the flexibility in our commitments to alter our drilling program, which may include reducing our rig count and sub-contracting our pressure pumping services agreement. Both of these may incur termination fees as discussed under the heading "Contractual Obligations and Commitments" depending on the timing and contractual requirements of each contract. As we operate the majority of our acreage, we have the ability to adjust our drilling schedule to reflect the changing commodity price or oil field service environment. If necessary, we may conduct an offering of our securities, or reduce our ownership through joint ventures or asset sales. Should we reduce our ownership and relinquish the right to operate certain properties, we would become subject to obligations imposed by others, without the ability to control our drilling schedule. There can be no assurance that any such transactions can be completed or that such transactions would satisfy our operating capital requirements and other commitments. If we were not successful in obtaining sufficient funding or completing an alternative transaction on a timely basis on terms acceptable to us, we would be required to curtail our planned expenditures or restructure our operations, we would be unable to implement our original exploration and drilling program, and we may be unable to service our debt obligations or satisfy our contractual obligations.

SEC Registration Obligations

        In connection with the sale of the Senior Notes, the Company entered into a registration rights agreement that provides the holders of the Senior Notes certain rights relating to the registration of the Senior Notes under the Securities Act. Pursuant to the registration rights agreement, the Company agreed to conduct a registered exchange offer for the Senior Notes or cause to become effective a shelf registration statement providing for the resale of the Senior Notes, each in accordance with the terms of the agreement. If the Company fails to comply with certain obligations under the agreement, it will be required to pay liquidated damages by way of additional interest on the Senior Notes.

        In addition, we have granted to the sellers in the January 2012 Acquisition certain rights relating to the registration under the Securities Act of the shares issued pursuant to the acquisition.

Operating Results

Production and Sales Volumes, Average Sales Prices, Production Costs, and G&A Expenses

        The Bakken is the only field (as such term is used within the meaning of applicable regulations of the SEC) that contains more than 15% of our total proved reserves. At December 31, 2011, this field contained 99% of our total proved reserves. Our revenues are directly affected by oil and natural gas commodity prices, which can fluctuate dramatically. The commodity prices are largely beyond our control and are difficult to predict. We have seen significant volatility in oil and natural gas prices in recent years. Since early 2009, oil prices have steadily increased while natural gas prices have decreased. We believe that spot market prices reflect worldwide concerns about the global economy, producers' ability to ensure sufficient supply of oil to meet increasing demand amid a host of uncertainties caused by political instability, a fluctuating U.S. dollar, and crude oil refining and natural gas infrastructure constraints. Prices that we have historically received have varied widely depending on the commodity and the location of the sales-points. Conversely, production costs have increased with the expansion of our activity and the overall demand on services in the Williston Basin. The following table discloses our oil and gas production and sales volumes from the Bakken field and from our other fields combined and in total, for the periods indicated:

	For the Years Ended December 31,
	2011	2010	2009
Sales Volume (Bakken):
Oil (Bbls)	1,304,728	402,344	145,181
Gas (Mcf)	472,275	11,156	6,092
Sales Volume (Other):
Oil (Bbls)	39,812	29,955	37,377
Gas (Mcf)	50,379	151,775	214,363
Sales Volume (Total):
Oil (Bbls)	1,344,540	432,299	182,558
Gas (Mcf)	522,654	162,931	220,455
Sales volumes (BOE)	1,431,649	459,454	219,300
Natural Gas flared (Mcf)(1):	806,664	282,726	82,660
Total production volume (Total):
Oil (Bbls)	1,343,761	432,299	182,558
Gas (Mcf)	1,329,318	445,657	303,115
Production volumes (BOE)	1,565,314	506,575	233,076
(1)
Includes production of natural gas that is not included in our sales volumes. All flared gas is related to the Bakken field.

        Sales prices received, and production costs per BOE for the years ended December 31, 2011, 2010 and 2009 are summarized in the following table:

	For the Years Ended December 31,
	2011	2010	2009
Sales Price:
Oil ($/Bbls)	$86.05	$69.89	$58.35
Gas ($/Mcf)(1)	$8.22	$4.81	$2.84
Commodity Price Risk Management Activities ($/Sales BOE):
Realized gain (loss)	$(2.72)	$(0.88)	$—
Production costs ($/Sales BOE):
Lease operating expenses	$8.67	$7.03	$4.25
Production and property taxes	$9.04	$7.49	$5.50
Gathering, transportation, marketing	$1.07	$0.26	$0.37
DDA	$22.40	$17.92	$14.40
G&A	$13.62	$26.53	$38.86
Stock-based compensation	$3.63	$9.70	$15.64

(1)
Average gas price received at the wellhead includes proceeds from natural gas liquids under percentage of proceeds contracts.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

        Oil sales revenues.    Oil sales revenues increased by $85.5 million to $115.7 million for the year ended December 31, 2011 as compared to oil sales of $30.2 million for the year ended December 31, 2010. In 2011, our crude oil sales averaged 3,684 barrels per day. Our oil sales volume increased 211% to 1,344.5 thousand barrels ("MBbls") in 2011 as compared to 432.3 MBbls in 2010. The volume increase is due to our ongoing Bakken development program. These increases are primarily due to bringing 15.5 net wells on to production in 2011 in addition to commodity price increases. The increased revenue from oil sales in 2011 is attributed to a $78.5 million positive impact due to increased volumes. Additionally, the average price we realized on the sale of our oil increased from $69.89 per barrel for the year ended December 31, 2010, to $86.05 for the year ended December 31, 2011 resulting in a positive impact of $7.0 million in revenue. Overall, 92% of the increase is oil sales revenue was attributed to increased volumes and 8% was attributed to the increase in crude oil prices received.

        Natural gas sales revenues.    Natural gas revenues increased by $3.5 million to $4.3 million for the year ended December 31, 2011 as compared to natural gas revenues of $983,000 for the year ended December 31, 2010. Natural gas sales volumes increased by 360,000 Mcf to 523,000 Mcf for the year ended December 31, 2011. In 2011, our natural gas sales averaged 1,432 Mcf per day. The average price we realized on the sale of our natural gas was $8.22 per Mcf in 2011 compared to $4.81 per Mcf in 2010. The increase in natural gas prices realized resulted in a $500,000 increase in natural gas revenues and the increase in natural gas volumes resulted in a $3.5 million increase in natural gas revenues. Overall, 84% of the increase in natural gas sales revenue was attributed to increased volumes and 16% was attributed to the increase in natural gas prices received. The increase in our natural gas sales volumes is largely a result of production and sales of associated gas from our Bakken properties offset by a decline of our Wyoming assets that historically contributed a majority of our natural gas production. The price realized from sales of our natural gas increased due to the growth of our gas sales from our Bakken properties, which has a higher natural gas liquids content compared to our Wyoming properties. Although the majority of our gas from the Bakken wells-to-date has been flared, late in 2010, we began connecting our wells to third-party pipelines that gather and transport the gas to processing plants and sales pipelines. During 2011, we connected the majority of our wells to gas pipelines which allowed us to capture the related sales revenue. Industry-wide in the Williston basin, there is currently a shortage of gas gathering and processing capacity which has limited our ability to sell our gas production. Throughout 2012, we expect to continue to connect our wells to third-party facilities, which should allow additional gas volumes to be gathered, processed and sold.

        Oil and gas production expense.    Our oil and gas production expense increased by $20.1 million to $26.9 million for the year ended December 31, 2011, from $6.8 million for the same period in 2010. The increase is due to a $9.5 million increase in production taxes, a $9.2 million increase in lease operating expenses ("LOE"), and a $1.4 million increase in gathering, transportation and marketing expenses. The production tax increase is attributable to increased revenue as it is calculated as a fixed percentage of sales revenue. LOE increased year over year due to a higher number of wells that we operate or participate in. On a per unit basis, LOE increased from $7.03 per barrel sold in 2010 to $8.67 per barrel sold in 2011. As a result of the increase in the number of wells completed during 2011 compared to 2010, we incurred more expense in water disposal costs. The largest cost driver in our Williston Basin operations is the disposal of water used in the well completion operations. We expense the water handling costs once oil production is established. To date, the majority of water has been transported by truck to third party disposal facilities. Late in 2010 and throughout 2011, we have progressed in connecting our wells to third party pipelines that transport water directly to disposal facilities. To date, this activity has been limited to our properties east of the Nesson Anticline in Dunn County, ND. As we have expanded our operations and completion activities to areas not served by water gathering facilities, we have experienced significant increases in water transportation and disposal costs. To reduce water disposal costs, in 2012 we expect to drill water disposal wells on several of our producing areas and construct water gathering systems where appropriate. As we connect existing and future wells to these water gathering systems, we expect our LOE to decrease on a per unit basis. In the fourth quarter 2011, we also incurred an expense of approximately $900,000 or $0.63 per barrel sold to relocate a third-party pipeline. Additionally, throughout 2011, we incurred additional costs to repair roads from the severe weather conditions that resulted in flooding during the spring of 2011.

        Depletion, depreciation, amortization and abandonment liability accretion ("DD&A") expense.    Our depletion, depreciation, amortization and abandonment liability accretion expense increased $23.8 million to $32.1 million for the year ended December 31, 2011, from $8.3 million for the same period in 2010. This increase is due to increased volumes sold in 2011 as sales increased by approximately 972,000 BOE. On a per unit basis, DD&A increased from $17.92 per BOE in 2010 to $22.40 per BOE in 2011. This increase is primarily due to the acquisition of proved reserves related to our 2010 and 2011 acquisitions. Acquired proved reserves are valued at fair market value on the date of acquisition, which contributes to a higher amortization base, as compared to our historical cost of acquiring leasehold and developing our properties. To date, the fair value of our acquired proved reserves has been higher than our historical cost of developing our properties even though the resulting EUR's are equivalent. Therefore, the increase in the ratio of costs subject to amortization to the reserves acquired is greater than our internally developed properties. We believe that, although initially these acquisitions increase our DD&A rate per BOE over the development of the acquired properties, the resulting rates will decline with infill drilling and the addition of the related reserves.

        Additionally, well costs have increased as we began predominantly completing our wells using a greater number of fracture stimulation stages and increased volumes of proppant. These factors have increased the well completion costs, but we believe that the higher upfront costs will generate overall higher returns through greater production volumes and total oil and gas reserves. Currently, because of the early stages of development of our Bakken play, our reserves, especially for undeveloped locations, include the increased well costs, but not the improved reserves. We believe that as our improved results are reflected in our future estimated reserves, the DDA rate per BOE will decrease over time.

        General and administrative ("G&A") expense.    G&A expense increased by $7.3 million to $19.5 million for the year ended December 31, 2011, from $12.2 million for the same period in 2010. This increase is due to the growth in personnel and related costs as we have expanded our operational activities. Total employees have increased to 74 at year-end 2011 from 35 at year-end 2010. Additionally, in 2011, we incurred approximately $675,000 in transaction costs related to the acquisitions that closed in 2011 and early 2012, as compared to transaction costs of approximately $370,000 in 2010 for the acquisition that closed in 2010. On a per unit basis, G&A decreased from $26.53 per barrel sold in 2010 to $13.62 per barrel sold in 2011. The decrease is primarily due to our increase in production sales from our ongoing Bakken development program. Our oil and natural gas sales volume increased 212% to 1,431.6 MBbls in 2011 as compared to 459.5 MBbls in 2010.

        Our G&A expense includes the non-cash expense for stock-based compensation for stock options and share grants under our 2007 Stock Incentive Plan. For the years ended December 31, 2011, this expense was $5.2 million as compared to $4.5 million in 2010.

        Operating income.    Our operating income was approximately $41.5 million for the year ended December 31, 2011, as compared to approximately $3.8 million for the same period in 2010. This 999% increase in operating income is attributed to our on-going successful completions of wells in our Bakken play as well as crude oil price improvement for the year ended 2011 as compared to 2010.

        Loss on commodity price risk management activities.    For the year ended December 31, 2011, we incurred a total loss on our risk management activities of $20.1 million. This loss is a result of our hedging program used to mitigate our exposure to commodity price fluctuations. This loss was comprised of approximately $3.9 million of realized losses for transactions that were settled during 2011 and $16.2 million of unrealized losses for the mark-to-market of forward transactions. The unrealized loss is a non-cash adjustment for the value of our risk management transactions at December 31, 2011. These transactions will continue to change in value until the transactions are settled and we will likely add to our hedging program. Therefore, we expect our net income to reflect the volatility of commodity price forward markets. Our cash flows will only be affected upon settlement of the transactions at the current market prices at that time.

        Interest income (expense), net.    For the year ended December 31, 2011, we recognized interest expense of approximately $19.0 million, as compared to $82,000 for the same period in 2010. Included in interest expense in 2011 was approximately $11.5 million of financing costs related to a stand-by bridge financing that we obtained to enable the closing of the properties in the January 2012 Acquisition in the event that we were unable to fund the acquisition with proceeds from the Senior Notes. As the bridge financing was not utilized, all financing costs of approximately $11.5 million were expensed in the fourth quarter of 2011. Also during 2011, as a result of the extinguishment of the second lien credit agreement in January 2012, we accelerated amortization of the related capitalized deferred financing costs, which resulted in additional amortization expense of approximately $2.4 million.

        We recognized interest expense during 2011 of approximately $4.0 million related to the credit facilities and the issuance of $650 million in 8.125% Senior Notes in November 2011. Additionally, we capitalized interest costs of $8.4 million and $470,000 for the years ended December 31, 2011 and 2010, respectively.

        Net income.    Our net income was approximately $3.9 million for the year ended December 31, 2011, as compared to a net loss of $2.4 million for 2010. Although our revenue, net of production expenses, was higher compared to 2010, our 2011 net income was negatively impacted by increased DD&A, G&A, interest expense and, most significantly, the loss on price risk management activities discussed above.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

        Oil sales revenues.    Oil sales revenues increased by $19.5 million to $30.2 million for the year ended December 31, 2010 as compared to oil sales of $10.7 million for the year ended December 31, 2009. Our oil sales volume increased 137% to 432.3 MBbls in 2010 as compared to 182.6 MBbls in 2009. The increased revenue from oil sales in 2010 is attributed to a $17.4 million positive impact due to increased volumes. Additionally, the average price we realized on the sale of our oil increased from $58.35 per barrel for the year ended December 31, 2009, to $69.89 for the year ended December 31, 2010 resulting in a positive impact of $2.1 million in revenue.

        Natural gas sales revenues.    Natural gas sales volumes decreased by 57,000 Mcf to 163,000 Mcf for the year ended December 31, 2010. The average price we realized on the sale of our natural gas was $4.81 per Mcf in 2010 compared to $2.84 per Mcf in 2009. The increase in natural gas prices realized resulted in a $435,000 increase in natural gas revenue while the decline in natural gas volumes resulted in a decline in natural gas revenue by $277,000 for total increase of our gas sales revenue of approximately $158,000. The decline in our natural gas sales volumes is largely a result of our focus on the development of our Bakken properties as opposed to our Wyoming assets that historically have contributed a majority of our natural gas production. Although our Bakken wells do produce associated gas, at year end 2010, most of this gas had been flared. Late in 2010, we began connecting our wells to third party pipelines that will gather and transport the gas to processing plants and sales pipelines.

        Oil and gas production expense.    Our oil and gas production expense increased by $4.6 million to $6.8 million for the year ended December 31, 2010, from $2.2 million for the same period in 2009. The increase is primarily due to a $2.2 million increase in production taxes and a $2.4 million increase in LOE. The production tax increase is attributable to increased revenue as it is calculated as a fixed percentage of sales revenue. LOE increased year over year due to a higher number of wells that we operate or participate in. On a per unit basis, LOE increased from $4.25 per barrel sold in 2009 to $7.03 in 2010. This increase is related to higher operating costs primarily in our Williston Basin activities. The largest cost driver in our Williston Basin operations is the disposal of water used in the well completion operations. We expense the water handling costs once oil production is established. To date, this water has been transported by truck to third party disposal facilities. Late in 2010, we began connecting our wells to third party pipelines that will transport water directly to disposal facilities.

        Depletion, depreciation, amortization and abandonment liability accretion expense.    Our DD&A expense increased by $5.0 million to $8.2 million for the year ended December 31, 2010, from $3.2 million for the same period in 2009. This increase is due to increased volumes sold in 2010 as sales increased by approximately 240,000 BOE. On a per unit basis, DD&A increased from approximately $14.40 per barrel sold in 2009 to $17.92 per barrel sold in 2010. This increase is primarily due to increased well costs as compared to reserves as estimated in our annual reserve report. In 2010, we have predominantly completed our wells using a greater number of fracture stimulation stages and increased volumes of proppant. These factors have increased the well completion costs but we believe that the higher upfront costs will generate overall higher returns through greater production volumes and total oil and gas reserves. Currently, because of the early stages of development of our Bakken play, our reserves include the increased well costs but not the improved reserves.

        General and administrative expense.    G&A expense increased by $3.7 million to $12.2 million for the year ended December 31, 2010, from $8.5 million for the same period in 2009. This increase is due to the growth in personnel and related costs as we have expanded our operational activities. Total employees have increased to 35 at year-end 2010 from 15 at year-end 2009. Also contributing to the increase are costs associated with acquisition of the properties acquired in November 2010 of approximately $370,000. On a per unit basis, G&A decreased from $38.86 per barrel sold in 2009 to $26.53 per barrel sold in 2010. The decrease is primarily due to our increase in production sales from our ongoing Bakken development program. Our oil and natural gas sales volume increased 110% to 459.5 MBbls in 2010 as compared to 219.3 MBbls in 2009.

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

        Operating income.    Our operating income was approximately $3.8 million for the year ended December 31, 2010, as compared to approximately $(2.6) million for the same period in 2009. This 246% increase in operating income is attributed to our on-going successful completions of wells in our Bakken play as well as crude oil price improvement for the year ended 2010 as compared to 2009.

        Loss on commodity price risk management activities.    For the twelve months ended December 31, 2010 we incurred a total loss on our risk management activities of $6.1 million. This loss is a result of our hedging program used to mitigate our exposure to commodity price fluctuations. This loss was comprised of approximately $400,000 of realized losses for transactions that were settled in the fourth quarter of 2010 and $5.7 million of unrealized losses for the mark-to-market of forward transactions. The unrealized loss is a non-cash adjustment for the value of our risk management transactions at December 31, 2010. These transactions will continue to change in value until they are settled. Therefore, we expect our net income to reflect the volatility of commodity price forward markets. Our cash flows will only be affected upon settlement of the transactions at the current market prices at that time.

        Net loss.    Our net loss was approximately $2.4 million for the year ended December 31, 2010, as compared to a net loss of $2.6 million for 2009. Although our revenue, net of production expenses, was higher compared to 2009, our 2010 net loss was negatively impacted by increased DD&A, G&A and, most significantly, the loss on price risk management activities discussed above.

Financial Instruments and Other Instruments

        As at December 31, 2011, our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, commodity derivative instruments (see Note 6—Commodity Derivative Instruments under Item 8 of this Annual Report) and long-term debt (See Note 5—Long-Term Debt under Item 8 of this Annual Report). The carrying values of cash equivalents and accounts receivable, accounts payable are representative of their fair values due to their short-term maturities. The carrying amount of our credit facility approximates fair value as it bears interest at variable rates over the term of the loan. Please refer to Note 8 to Financial Statements under Item 8 of this Annual Report for further discussion on the fair value of the second lien credit agreement and the Senior Notes. Our management believes that we are not exposed to significant interest, currency or credit risks arising from these financial instruments.

Research and Development

        As an exploration and production natural resource company, we do not normally engage in research and development ("R&D"). There were no R&D activities, or R&D expenditures made in the last three fiscal years.

Off-balance sheet arrangements

        We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

        The following table lists as of December 31, 2011, information with respect to our known contractual obligations:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Contractual Obligations
Office Lease(a)	$2,949	$581	$1,198	$1,170	$—
Drilling Rig Obligations(b)	36,479	28,950	7,529	—	—
Pressure Pumping Services Obligation(c)	36,000	24,000	12,000	—	—
First Lien Credit Agreement(d)	4,008	844	1,688	1,476	—
Second Lien Credit Agreement(e)	103,343	103,343	—	—	—
Senior Notes and Interest Payable(f)	1,073,675	53,987	105,625	105,625	808,438

Total	$1,256,454	$211,705	$128,040	$108,271	$808,438

(a)
We lease office space in Denver, Colorado and Dickinson, North Dakota under separate operating lease agreements. The Denver, Colorado lease expires on October 31, 2016. The Dickinson, North Dakota lease expires December 31, 2013. Total rental commitments under non-cancelable leases for office space were $2.9 million at December 31, 2011.

(b)
As of December 31, 2011 we had five drilling rig contracts under long term contracts, of which two of the contracts expire in 2012 and three expire in 2013. In the event of early termination under all of these contracts, the Company would be obligated to pay an aggregate amount of approximately $36.5 million as of December 31, 2011 as required under the varying terms of such contracts. As part of the January 2012 Acquisition, the Company assumed a sixth drilling rig contract commencing on January 15, 2012. In the event of early termination under this contract, the Company would be obligated to pay an additional $5.7 million. This sixth rig was not included in the above schedule.

(c)
In October 2011, we amended our pressure pumping services contract to provide 24-hour frac crew availability for 30 days per month. The new terms commence in January 2012. Under the new agreement in the event of early contract termination, the Company would be obligated to pay approximately $36.0 million for the first six months and then the obligation would reduce monthly thereafter.

(d)
Calculated assuming no borrowings outstanding under our credit facility. As of December 31, 2011 and the date of this filing, the Company had no outstanding borrowings under the credit facility. Interest on the revolving loans is payable at one of the following two variable rates: the alternate base rate for ABR loans or the adjusted LIBO rate for eurodollar loans, as selected by the Company, plus an additional percentage that can vary on a daily basis and is based on the daily unused portion of the facility. This additional percentage is referred to as the "Applicable Margin" and varies depending on the type of loan. The Applicable Margin for the ABR loans is a sliding scale of 0.75% to 1.75%, depending on borrowing base usage. The Applicable Margin on the adjusted LIBO rate is a sliding scale of 1.75% to 2.75%, depending on borrowing base usage. Additionally, the credit facility provides for a borrowing base fee of 0.5% and a commitment fee of 0.375% to 0.50%, depending on borrowing base usage. For further discussion regarding the terms of the credit facility please refer to Note 5—Long-Term Debt under Item 8 in this Annual Report.

(e)
As of December 31, 2011, we had $100.0 million in outstanding borrowings under the second lien credit agreement, which accrued interest at a rate of approximately 9.5%. On January 10, 2012, we repaid all of the outstanding debt under the second lien credit agreement, and incurred a

  $3.0 million prepayment penalty in connection therewith, and also paid accrued interest of $343,000. The second lien credit agreement was terminated and thus the above schedule does not assume any additional payments. For further discussion regarding the terms of the second lien credit agreement please refer to Note 5—Long-Term Debt under Item 8 in this Annual Report.

(f)
Calculated assuming $650.0 million of 8.125% Senior Notes outstanding due December 1, 2019. The interest on the Senior Notes is payable on June and December 1 of each year, beginning June 1, 2012. For further discussion regarding the terms of the Senior Notes please refer to Note 5—Long-Term Debt under Item 8 in this Annual Report.

        The above contractual obligations schedule does not include future anticipated settlement of derivative contracts or estimated amounts expected to be incurred in the future associated with the abandonment of our oil and gas properties, as we cannot determine with accuracy the timing of such payments.

        As is customary in the oil and gas industry, the Company may at times have commitments in place to reserve or earn certain acreage positions or wells. If the Company does not meet such commitments, the acreage positions or wells may be lost.

Critical Accounting Policies and Estimates

        The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States, or GAAP, requires our management to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. The following is a summary of the significant accounting policies and related estimates that affect our financial disclosures. Actual results may differ from these estimates under different assumptions or conditions. For a detailed summary of our significant accounting policies, please refer to Note 2—Basis of Presentation and Significant Accounting Policies under Item 8 of this Annual Report. The following is a summary of the significant accounting policies and related estimates that affect our financial disclosures.

Oil and Natural Gas Reserves Estimates

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

        We believe estimated reserve quantities and the related estimates of future net cash flows are the most important estimates made by an exploration and production company such as ours because they affect the perceived value of our Company, are used in comparative financial analysis ratios, and are used as the basis for the most significant accounting estimates in our financial statements, including the quarterly calculation of depletion, depreciation and impairment of our proved oil and natural gas properties. Proved oil and natural gas reserves are the estimated quantities of crude oil and natural gas, that geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. We determine anticipated future cash inflows and future production and development costs by applying benchmark prices and costs, including transportation, quality and basis differentials, in effect at the end of each quarter to the estimated quantities of oil and natural gas remaining to be produced as of the end of that quarter. We reduce expected cash flows to present value using a discount rate that depends upon the purpose for which the reserve estimates will be used. For example, the standardized measure calculation required by ASC Topic 932, Extractive Activities—Oil and Gas, requires us to apply a 10% discount rate. Although reserve estimates are inherently imprecise, and estimates of new discoveries and undeveloped locations are more imprecise than those of established proved producing oil and natural gas properties, we make considerable effort to estimate our reserves, including through the use of independent reserves engineering consultants. We expect that quarterly reserve estimates will change in the future as additional information becomes available or as oil and natural gas prices and operating and capital costs change. We evaluate and estimate our oil and natural gas reserves as of December 31 of each year and quarterly throughout the year. For purposes of depletion, depreciation, and impairment, we adjust reserve quantities at all quarterly periods for the estimated impact of acquisitions and dispositions. Changes in depletion, depreciation or impairment calculations caused by changes in reserve quantities or net cash flows are recorded in the period in which the reserves or net cash flow estimate changes.

Oil and Natural Gas Properties, Depletion and Full Cost Ceiling Test

        We follow the full cost method of accounting for oil and natural gas properties. Under this method, all productive and nonproductive costs incurred in connection with the acquisition of, exploration for and exploitation and development of oil and natural gas reserves are capitalized. Such capitalized costs include costs associated with lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and natural gas wells, and salaries, benefits and other internal salary related costs directly attributable to these activities. Proceeds from the disposition of oil and natural gas properties are generally accounted for as a reduction in capitalized costs, with no gain or loss recognized. Depletion of the capitalized costs of oil and natural gas properties, including estimated future development costs, is provided for using the equivalent unit-of-production method based upon estimates of proved oil and natural gas reserves on a quarterly basis. The capitalized costs are amortized over the life of the reserves associated with the assets, with the amortization being expensed as depletion in the period that the reserves are produced. This depletion expense is calculated by dividing the period's production volumes by the estimated volume of reserves associated with the investment and multiplying the calculated percentage by the sum of the capitalized investment and estimated future development costs associated with the investment. Changes in our reserve estimates will therefore result in changes in our depletion expense per unit. Costs associated with production and general corporate activities are expensed in the period incurred. Unproved property costs not subject to amortization consist primarily of leasehold and seismic costs related to unproved areas. Costs are transferred into the amortization base on an ongoing basis as the properties are evaluated and proved reserves are established or impairment is determined. We will continue to evaluate these properties and costs will be transferred into the amortization base as undeveloped areas are tested. Unproved oil and natural gas properties are not amortized, but are assessed, at least annually, for impairment either individually or on an aggregated basis to determine whether we are still actively pursuing the project and whether the project has been proven, either to have economic quantities of reserves or that economic quantities of reserves do not exist.

        Under full cost accounting rules, capitalized costs of oil and natural gas properties, excluding costs associated with unproved properties, may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%. Application of the ceiling test generally requires pricing future revenue at the unescalated twelve month arithmetic average of the prices in effect on the first day of each month of the relevant period and requires a write down for accounting purposes if the ceiling is exceeded.

Derivative Instruments

        The Company has entered into commodity derivative instruments, primarily utilizing swaps or "no premium" collars to reduce the effect of price changes on a portion of our future oil production. The Company's commodity derivative instruments are measured at fair value and are included in the accompanying balance sheets as commodity price risk management assets and liabilities. Unrealized gains and losses are recorded based on the changes in the fair values of the derivative instruments. Both the unrealized and realized gains and losses resulting from the contract settlement of derivatives are recorded in the commodity price risk management activities line on the consolidated statement of income. We value our derivative instruments by obtaining independent market quotes, as well as using industry-standard models that consider various assumptions, including quoted forward prices for commodities, risk free interest rates, and estimated volatility factors, as well as other relevant economic measures. The discount rate used in the fair values of these instruments includes a measure of nonperformance risk by the counterparty or us, as appropriate. We utilize the counterparties' valuations to assess the reasonableness of our valuations. The consideration of the factors results in an estimated exit-price for each derivative asset or liability under a market place participant's view. Management believes that this approach provides a reasonable, non-biased, verifiable, and consistent methodology for valuing commodity derivative instruments. For additional discussion, please refer to Note 6—Commodity Derivative Instruments under Item 8 of this Annual Report.

Business Combinations

        We have accounted for all of our business combinations to date using the purchase method, which is the only method permitted under FASB ASC Topic 805, Business Combinations, and involves the use of significant judgment. The Company adopted the updated guidance of ASC 805 effective January 1, 2009 and applied it to the acquisition of its 2010 Acquired Properties, June 2011 Acquired Properties, October 2011 Acquired Properties and January 2012 Acquired Properties (with each of such terms being as defined below). For a detailed summary of our acquisitions accounted for under ASC 805, please refer to Note 4—Acquisitions and Divestitures under Item 8 of this Annual Report.

        Under the purchase method of accounting, a business combination is accounted for at a purchase price based upon the fair value of the consideration given. The assets and liabilities acquired are measured at their fair values, and the purchase price is allocated to the assets and liabilities based upon these fair values. The excess of the cost of an acquired entity, if any, over the net amounts assigned to assets acquired and liabilities assumed is recognized as goodwill. The excess of the fair value of assets acquired and liabilities assumed over the cost of an acquired entity, if any, is recognized immediately to earnings as a gain from bargain purchase.

        Determining the fair values of the assets and liabilities acquired involves the use of judgment, since some of the assets and liabilities acquired do not have fair values that are readily determinable. Different techniques may be used to determine fair values, including market prices (where available), appraisals, comparisons to transactions for similar assets and liabilities, and present value of estimated future cash flows, among others. Since these estimates involve the use of significant judgment, they can change as new information becomes available.

        Each of the business combinations completed during the prior two years consisted of oil and gas properties. The consideration we have paid to acquire these properties was entirely allocated to the fair value of the assets acquired and liabilities assumed at the time of acquisition. Consequently, there was no goodwill nor any bargain purchase gains recognized on any of our business combinations.

Asset Retirement Obligations

        We are required to recognize an estimated liability for future costs associated with the abandonment of our oil and gas properties including without limitation the costs of reclamation of our drilling sites, storage and transmission facilities and access roads. We base our estimate of the liability on the industry experience of our management and on our current understanding of federal and state regulatory requirements. Our present value calculations require us to estimate the economic lives of our properties, assume what future inflation rates apply to external estimates and determine the credit-adjusted risk-free rate to use. In periods subsequent to the initial measurement of the ARO, we must recognize period-to-period changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Increases in the ARO liability due to passage of time impact net income as accretion expense. The related capitalized cost, including revisions thereto, is charged to expense through DD&A over the life of the oil and gas property.

Income Tax Expense

        Income taxes reflect the tax effects of transactions reported in the financial statements and consist of taxes currently payable plus deferred income taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred income tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when assets are recovered or settled. Deferred income taxes are also recognized for tax credits that are available to offset future income taxes. Deferred income taxes are measured by applying current tax rates to the differences between financial statement and income tax reporting. We have recognized a full valuation allowance against our net deferred taxes because we cannot conclude that it is more likely than not that the net deferred tax assets will be realized as a result of estimates of our future operating income based on current oil and natural gas commodity pricing. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At each reporting period, we consider the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, tax planning strategies and projected future taxable income in making this assessment. Future events or new evidence which may lead the Company to conclude that it is more likely than not that its net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings; consistent and sustained pre-tax earnings; sustained or continued improvements in oil and natural gas commodity prices; continued increases in production and proved reserves from the Williston Basin. The Company will continue to evaluate whether the valuation allowance is needed in future reporting periods.

Revenue Recognition

        Our revenue recognition policy is significant because revenue is a key component of our results of operations and of the forward-looking statements contained in our analysis of liquidity and capital resources. We derive our revenue primarily from the sale of crude oil and natural gas. We report revenue as the gross amounts we receive before taking into account production taxes and transportation costs, which are reported as separate expenses. We record revenue in the month our production is delivered to the purchaser, but payment is generally received 30 to 90 days after the date of production. At the end of each month, we make estimates of the amount of production that we delivered to the purchaser and the price we will receive. We record the variances between our estimates and the actual amounts we receive in the month payment is received.

Stock-Based Compensation

        We have a stock-based compensation plan that includes restricted stock shares, restricted stock units ("RSUs"), performance awards ("PAs"), stock awards, and stock options issued to employees, officers and directors as more fully described in Note 11—Share-Based Payments under Item 8 of this Annual Report. We record expense associated with the fair value of stock-based compensation in accordance with ASC 718, Stock Based Compensation. We record compensation expense associated with the issuance of restricted stock shares and RSUs based on the estimated fair value of these awards determined at the time of grant. The PAs are payable in cash, except the Company may, in its discretion, determine to pay out the PAs on the vesting date through the issuance of shares of our common stock. Consequently, as the remaining PAs will likely be settled in cash, a liability is recorded and remeasured at each quarter.

PV-10

        The pre-tax present value of future net cash flows, or PV-10, is a non-GAAP measure because it excludes income tax effects. Management believes that pre-tax cash flow amounts are useful for evaluative purposes since future income taxes, which are affected by a company's unique tax position and strategies, can make after-tax amounts less comparable. We derive PV-10 based on the present value of estimated future revenues to be generated from the production of proved reserves, net of estimated production and future development costs and future plugging and abandonment costs, using the twelve-month arithmetic average of the first of the month prices without giving effect to hedging activities or future escalation, costs as of the date of estimate without future escalation, non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion, amortization and impairment and income taxes, and discounted using an annual discount rate of 10%. The following table reconciles the standardized measure of future net cash flows to PV-10 as of the dates shown (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Standardized measure of discounted future net cash flows	$659,975	$154,568	$39,063
Add: Present value of future income tax discounted at 10%	190,706	6,560	—

PV-10	$850,681	$161,128	$39,063

Recently Issued Accounting Pronouncements

        For further information on the effects of recently adopted accounting pronouncements and the potential effects of new accounting pronouncements, refer to the section titled Recent Accounting Pronouncements under Note 2—Basis of Presentation and Significant Accounting Policies under Item 8 of this Annual Report.

Effects of Pricing and Inflation

        The demand for oil field products and services has increased in the Williston Basin beginning in 2010 and continued throughout 2011. Typically, as prices for oil and natural gas increase, so do the associated costs. As oil and natural gas prices decline, we would expect associated costs to decline, however, there may be a lag or the changes may be disproportionate to the lower prices. Material changes in prices also impact the current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, depletion expense, impairment assessments of oil and gas properties, and values of properties in purchase and sale transactions. Material changes in prices can impact the value of oil and gas companies and their ability to raise capital, borrow money and retain personnel. While we do not currently expect business costs to materially increase, higher prices for oil and natural gas could result in increases in the costs of materials, services and personnel.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        This section provides information about derivative financial instruments we use to manage commodity price volatility. Due to the historical volatility of crude oil prices, we have implemented a hedging strategy aimed at reducing the variability of the prices we receive for our production and providing a minimum revenue stream. Currently, we enter into derivative transactions such as collars and fixed price swaps in order to hedge our exposure to changes in commodity prices. All contracts are settled with cash and do not require the delivery of a physical quantity to satisfy settlement. While this hedging strategy may result in us having lower revenues than we would have if we were unhedged in times of higher oil prices, management believes that the stabilization of prices and protection afforded us by providing a revenue floor on a portion of our production is beneficial. We may, from time to time, opportunistically restructure existing derivative contracts or enter into new transactions to effectively modify the terms of current contracts in order to improve the pricing parameters in existing contracts or realize the current value of our existing positions. We may use the proceeds from such transactions to secure additional contracts for periods in which we believe there is additional unmitigated commodity price risk or for other corporate purposes.

        This section also provides information about our interest rate risk below.

Commodity Price Risk

        Our primary market risk is market changes in oil and natural gas prices. The market prices for oil and natural gas have been highly volatile and are likely to continue to be highly volatile in the future, which will impact our prospective revenues from the sale of products or properties. Currently, we utilize swaps and "no premium" collars to reduce the effect of price changes on a portion of our future oil production. We do not enter into derivative instruments for trading purposes. All hedges are accounted for using mark-to-market accounting.

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

        The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. Our wholly-owned subsidiary, Kodiak Oil & Gas (USA) Inc., is currently a party to derivative contracts with two counterparties, and the Company is a guarantor of Kodiak Oil & Gas (USA) Inc. The Company has netting arrangements with the counterparty that provide for the offset of payables against receivables from separate derivative arrangements with the counterparty in the event of contract termination. Although the instruments are valued using indices published by established exchanges, the instruments are traded directly with the counterparties. The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement.

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

        The Company's commodity derivative contracts as of December 31, 2011 are summarized below:

Contract Type	Counterparty	Basis(1)	Quantity(Bbl/d)	Strike Price ($/Bbl)	Term
Collar	Wells Fargo Bank, N.A.	NYMEX	400	$70.00/$95.56	Jan 1, 2012 - Dec 31, 2012
Collar	Wells Fargo Bank, N.A.	NYMEX	230	$85.00/$117.73	Jan 1, 2012 - Dec 31, 2012
Collar	Shell Trading (U.S.)	NYMEX	500	$85.00 - $117.00	Jan 1, 2012 - Dec 31, 2013
Collar	Wells Fargo Bank, N.A.	NYMEX	300 - 425	$85.00 - $102.75	Jan 1, 2013 - Dec 31, 2015

Contract Type	Counterparty	Basis(1)	Quantity(Bbl/d)	Swap Price ($/Bbl)	Term
Swap	Wells Fargo Bank, N.A.	NYMEX	100	$84.00	Jan 1, 2012 - Dec 31, 2012
Swap	Wells Fargo Bank, N.A.	NYMEX	136	$88.30	Jan 1, 2012 - Dec 31, 2012
Swap	Wells Fargo Bank, N.A.	NYMEX	24	$90.28	Jan 1, 2012 - Dec 31, 2012
Swap	Wells Fargo Bank, N.A.	NYMEX	500	$85.00	Jan 1, 2012 - Dec 31, 2012
Swap	Wells Fargo Bank, N.A.	NYMEX	1,000	$85.07	Jan 1, 2012 - Dec 31, 2012
Swap	Shell Trading (U.S.)	NYMEX	250	$85.01	Jan 1, 2012 - Dec 31, 2012
Swap	Shell Trading (U.S.)	NYMEX	2,000	$96.88	Jan 1, 2012 - Dec 31, 2012

2012 Total/Average		4,010	$91.06

Swap	Wells Fargo Bank, N.A.	NYMEX	79	$84.00	Jan 1, 2013 - Dec 31, 2013
Swap	Wells Fargo Bank, N.A.	NYMEX	427	$88.30	Jan 1, 2013 - Dec 31, 2013
Swap	Wells Fargo Bank, N.A.	NYMEX	24	$90.28	Jan 1, 2013 - Dec 31, 2013
Swap	Wells Fargo Bank, N.A.	NYMEX	500	$85.00	Jan 1, 2013 - Dec 31, 2013
Swap	Wells Fargo Bank, N.A.	NYMEX	400	$85.07	Jan 1, 2013 - Dec 31, 2013
Swap	Wells Fargo Bank, N.A.	NYMEX	425	$93.20	Jan 1, 2013 - Dec 31, 2013
Swap	Shell Trading (U.S.)	NYMEX	250	$85.01	Jan 1, 2013 - Dec 31, 2013

2013 Total/Average		2,105	$87.36

Swap	Wells Fargo Bank, N.A.	NYMEX	69	$84.00	Jan 1, 2014 - Dec 31, 2014
Swap	Wells Fargo Bank, N.A.	NYMEX	360	$88.30	Jan 1, 2014 - Dec 31, 2014
Swap	Wells Fargo Bank, N.A.	NYMEX	21	$90.28	Jan 1, 2014 - Dec 31, 2014
Swap	Wells Fargo Bank, N.A.	NYMEX	350	$93.20	Jan 1, 2014 - Dec 31, 2014
Swap	Wells Fargo Bank, N.A.	NYMEX	1,000	$85.07	Jan 1, 2014 - Dec 31, 2014

2014 Total/Average		1,800	$87.32

Swap	Wells Fargo Bank, N.A.	NYMEX	59	$84.00	Jan 1, 2015 - Oct 31, 2015
Swap	Wells Fargo Bank, N.A.	NYMEX	317	$88.30	Jan 1, 2015 - Sept 30, 2015
Swap	Wells Fargo Bank, N.A.	NYMEX	46	$90.28	Jan 1, 2015 - Oct 31, 2015
Swap	Wells Fargo Bank, N.A.	NYMEX	300	$93.20	Jan 1, 2015 - Dec 31, 2015
Swap	Wells Fargo Bank, N.A.	NYMEX	1,000	$85.07	Jan 1, 2015 - Dec 31, 2015

2015 Total/Average		1,625	$87.13

        Subsequent to December 31, 2011, the Company entered into additional commodity derivative contracts as summarized below:

Contract Type	Counterparty	Basis(1)	Quantity(Bbl/d)	Swap Price ($/Bbl)	Term
Swap	Wells Fargo Bank, N.A.	NYMEX	1,000	$102.05	Mar 1, 2012 - Dec 31, 2012
Swap	Credit Suisse International	NYMEX	500	$106.85	Mar 1, 2012 - Dec 31, 2012
Swap	Wells Fargo Bank, N.A.	NYMEX	1,000	$104.13	Jan 1, 2013 - Dec 31, 2013

(1)
NYMEX refers to quoted prices on the New York Mercantile Exchange

        We determine the estimated fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, the credit rating of each counterparty, and the Company's own credit rating. The Company also performs an internal valuation to ensure the reasonableness of third-party quotes. In consideration of counterparty credit risk, the Company assessed the possibility of whether the counterparty to the derivative would default by failing to make any contractually required payments. Additionally, the Company considers that it is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions. For further details regarding our derivative contracts please refer to Note 6—Commodity Derivative Instruments under Item 8 in this Annual Report.

Interest Rate Risk

        At December 31, 2011, we had $650 million 8.125% Senior Notes outstanding due December 1, 2019, all of which has fixed rate interest.

        In addition, as of December 31, 2011, we had (i) $225.0 million available to us under our credit facility, none of which was drawn at year-end and (ii) $100.0 million outstanding under our second lien credit agreement, which was paid off and terminated following year-end. Both of these credit arrangements bear interest at variable rates. Assuming we had the maximum amount outstanding at December 31, 2011 under our credit facility of $225.0 million, and given the balance under our second lien credit agreement at December 31, 2011 of $100.0 million, a 1.0% increase in interest rates would result in additional annualized interest expense of $3.3 million.

        For a detailed discussion of the foregoing credit arrangements, including a discussion of the applicable interest rates, please refer to Note 5—Long-Term Debt under Item 8 in this Annual Report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Kodiak Oil & Gas Corp.

        We have audited the accompanying consolidated balance sheet of Kodiak Oil & Gas Corp. (the "Company") as of December 31, 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kodiak Oil & Gas Corp. at December 31, 2011, and the consolidated results of its operations and its cash flows for the year then ended , in conformity with U.S. generally accepted accounting principles.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kodiak Oil & Gas Corp.'s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Denver, Colorado
February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Kodiak Oil & Gas Corp.

        We have audited the consolidated balance sheet of Kodiak Oil & Gas Corp. and subsidiaries as of December 31, 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kodiak Oil & Gas Corp. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Denver, Colorado
March 3, 2011

KODIAK OIL & GAS CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$81,604	$101,198
Cash held in escrow	12,194	—
Accounts receivable
Trade	28,835	11,328
Accrued sales revenues	21,974	4,578
Inventory, prepaid expenses and other	24,294	18,212

Total Current Assets	168,901	135,316

Oil and gas properties (full cost method), at cost:
Proved oil and gas properties	598,065	205,360
Unproved oil and gas properties	263,462	107,254
Wells in progress	78,505	21,418
Equipment and facilities	11,186	2,429
Less-accumulated depletion, depreciation, amortization, and accretion	(135,586)	(103,799)

Net oil and gas properties	815,632	232,662

Cash held in escrow	691,764	—
Property and equipment, net of accumulated depreciation of $618 at December 31, 2011 and $377 at December 31, 2010	1,276	366
Deferred financing costs, net of amortization of $15,029 at December 31, 2011 and $83 at December 31, 2010	21,904	1,593

Total Assets	$1,699,477	$369,937

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$78,402	$22,805
Accrued interest payable	5,808	374
Commodity price risk management liability	11,925	2,248

Total Current Liabilities	96,135	25,427

Noncurrent Liabilities:
Credit facilities	100,000	40,000
Senior notes	650,000	—
Commodity price risk management liability	10,035	3,495
Asset retirement obligations	3,627	1,968

Total Noncurrent Liabilities	763,662	45,463

Total Liabilities	859,797	70,890

Commitments and Contingencies—Note 14
Stockholders' Equity:
Common stock—no par value; unlimited authorized
Issued and outstanding: 257,987,413 shares as of December 31, 2011 and 178,168,205 shares as of December 31, 2010	944,070	407,312
Accumulated deficit	(104,390)	(108,265)

Total Stockholders' Equity	839,680	299,047

Total Liabilities and Stockholders' Equity	$1,699,477	$369,937

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

KODIAK OIL & GAS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	For the Years Ended December 31,
	2011	2010	2009
Revenues:
Oil sales	$115,692	$30,212	$10,652
Gas sales	4,294	783	625

Total revenues	119,986	30,995	11,277

Operating expenses:
Oil and gas production	26,885	6,795	2,220
Depletion, depreciation, amortization and accretion	32,068	8,234	3,159
General and administrative	19,495	12,190	8,522

Total operating expenses	78,448	27,219	13,901

Operating income (loss)	41,538	3,776	(2,624)
Other income (expense):
Loss on commodity price risk management activities	(20,114)	(6,146)	—
Interest income (expense), net	(18,887)	(39)	53
Other income	1,338	7	8

Total other income (expense)	(37,663)	(6,178)	61

Net income (loss)	$3,875	$(2,402)	$(2,563)

Net income (loss) per common share:
Basic	$0.02	$(0.02)	$(0.02)

Diluted	$0.02	$(0.02)	$(0.02)

Weighted average common shares outstanding:
Basic	197,579,298	131,444,440	103,688,733

Diluted	200,551,992	131,444,440	103,688,733

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

KODIAK OIL & GAS CORP.

STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock Shares	Common Stock	Accumulated Deficit	Total Stockholders' Equity
Balance January 1, 2009:	95,129	$136,298	$(103,300)	$32,998
Issuance of stocks for cash:
—pursuant to equity offering	23,400	37,560	—	37,560
—pursuant to exercise of options	351	333	—	333
Share issuance costs	—	(1,829)	—	(1,829)
Stock-based compensation	—	3,429	—	3,429
Net loss	—	—	(2,563)	(2,563)

Balance December 31, 2009:	118,880	$175,791	$(105,863)	$69,928

Issuance of stocks for cash:
—pursuant to equity offering	57,500	237,188	—	237,188
—pursuant to exercise of options	1,688	3,236	—	3,236
Share issuance costs	—	(12,758)	—	(12,758)
Restricted stock issued	100	261	—	261
Stock-based compensation	—	3,594	—	3,594
Net loss	—	—	(2,402)	(2,402)

Balance December 31, 2010:	178,168	$407,312	$(108,265)	$299,047

Issuance of stocks for cash:
—pursuant to equity offering	75,900	542,685	—	542,685
—pursuant to exercise of options	995	1,305	—	1,305
Shares issued in connection with acquisition	2,500	14,425	—	14,425
Share issuance costs	—	(27,450)	—	(27,450)
Restricted stock issued	424	593	—	593
Stock-based compensation	—	5,200	—	5,200
Net income	—	—	3,875	3,875

Balance December 31, 2011:	257,987	$944,070	$(104,390)	$839,680

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

KODIAK OIL & GAS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$3,875	$(2,402)	$(2,563)
Reconciliation of net income (loss) to net cash
provided by operating activities:
Depletion, depreciation, amortization and accretion	32,068	8,234	3,159
Amortization of deferred financing costs	15,029	83	25
Unrealized loss on commodity price risk management activities, net	16,217	5,743	—
Stock-based compensation	5,200	4,456	3,429
Changes in current assets and liabilities:
Accounts receivable-trade	(17,507)	(8,765)	(628)
Accounts receivable-accrued sales revenue	(17,396)	(2,668)	(1,392)
Prepaid expenses and other	(2,082)	(544)	3,072
Accounts payable and accrued liabilities	13,075	5,804	4,294
Accrued interest payable	5,434	374	—

Net cash provided by operating activities	53,913	10,315	9,396

Cash flows from investing activities:
Oil and gas properties	(538,615)	(178,540)	(24,290)
Sale of oil and gas properties	3,264	—	—
Prepaid tubular goods	(15,490)	(18,778)	(3,834)
Equipment, facilities and other	(9,908)	(2,691)	(278)
Deposit on acquisition	(30,000)	—	246

Net cash used in investing activities	(590,749)	(200,009)	(28,156)

Cash flows from financing activities:
Borrowings under credit facilities	350,808	97,308	—
Repayments under credit facilities	(290,808)	(57,308)	—
Proceeds from the issuance of senior notes	650,000	—	—
Proceeds from the issuance of common shares	543,990	240,424	37,893
Cash held in escrow	(673,958)	—	—
Debt and share issuance costs	(62,790)	(14,417)	(1,829)

Net cash provided by financing activities	517,242	266,007	36,064

Increase (decrease) in cash and cash equivalents	(19,594)	76,313	17,304
Cash and cash equivalents at beginning of the period	101,198	24,885	7,581

Cash and cash equivalents at end of the period	$81,604	$101,198	$24,885

Supplemental cash flow information:
Oil & gas property accrual included in Accounts payable and accrued liabilities	$52,541	$9,426	$601

Oil & gas property acquired through common stock	$14,425	$—	$—

Cash paid for interest	$6,898	$176	$—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

KODIAK OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization

Description of Operations

        Kodiak Oil & Gas Corp. and its subsidiary ("Kodiak" or the "Company") is a public company listed for trading on the New York Stock Exchange under the symbol: "KOG". The Company's corporate headquarters are located in Denver, Colorado, USA. The Company is an independent energy company engaged in the exploration, exploitation, development, acquisition and production of crude oil and natural gas entirely in the Rocky Mountain region of the United States.

        Kodiak Oil & Gas Corp. was incorporated (continued) in the Yukon Territory on September 28, 2001

Note 2—Basis of Presentation and Significant Accounting Policies

Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Kodiak Oil & Gas (USA) Inc., a Colorado corporation. All significant inter-company balances and transactions have been eliminated in consolidation. The Company's business is transacted in US dollars and, accordingly, the financial statements are expressed in US dollars. The financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles in the United States ("GAAP"). In the opinion of management, all adjustments, consisting primarily of normal recurring accruals that are considered necessary for a fair presentation of the consolidated financial information, have been included.

Use of Estimates in the Preparation of Financial Statements

        The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of oil and gas reserves, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of assumptions, judgments and estimates include (1) oil and gas reserves; (2) cash flow estimates used in ceiling test of oil and natural gas properties; (3) depreciation, depletion and amortization; (4) asset retirement obligations; (5) assigning fair value and allocating purchase price in connection with business combinations; (6) accrued revenue and related receivables; (7) valuation of commodity derivative instruments; (8) accrued liabilities; (9) valuation of share-based payments and (10) income taxes. Although management believes these estimates are reasonable, actual results could differ from these estimates. The Company evaluates its estimates on an on-going basis and bases its estimates on historical experience and on various other assumptions the Company believes to be reasonable under the circumstances. Although actual results may differ from these estimates under different assumptions or conditions, the Company believes its estimates are reasonable.

Reclassifications

        Certain prior period balances were reclassified in order to conform to the current year presentation. Such reclassifications had no impact on net income, statements of cash flows, working capital or equity previously reported.

Cash and Cash Equivalents

        Cash and cash equivalents consist of all highly liquid investments that are readily convertible into cash and have original maturities of three months or less when purchased. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments.

        As of December 31, 2011, the Company had approximately $70.1 million in a money market account with its bank. The money market account is limited to six withdrawals per month; however, there are no other redemption restrictions. Therefore, the Company classified the entire balance as Cash and Cash Equivalents at December 31, 2011.

Cash Held In Escrow

        Cash held in escrow consists of approximately $704.0 million deposited into third-party escrow accounts. On November 14, 2011, pursuant to the purchase and sale agreements for the January 2012 Acquisition, the Company deposited $30.0 million into escrow, which was released from escrow on January 10, 2012 and credited toward the purchase price of the January 2012 Acquisition. Additionally, on November 23, 2011, the Company deposited approximately $674.0 million into escrow, which consisted of the net proceeds from the Company's November 2011 Senior Note offering, together with cash of the Company. On January 10, 2012, all of the funds being held in such escrow accounts at December 31, 2011, were released and used to fund the purchase price of the January 2012 Acquisition, repay all borrowings under the Company's second lien credit agreement and general corporate purposes. The amount of cash held in escrow used to fund the purchase price of the January 2012 Acquisition and repay all borrowings under the Company's second lien credit agreement of $691.8 million was classified as a non-current asset and the remaining $12.2 million of cash held in escrow used for general corporate purposes was classified as a current asset in the consolidated balance sheets.

Accounts Receivable

        The Company records estimated oil and gas revenue receivable from third parties at its net revenue interest. The Company also reflects costs incurred on behalf of joint interest partners in accounts receivable. Management periodically reviews accounts receivable amounts for collectability and records its allowance for uncollectible receivables under the specific identification method. The Company did not record any allowance for uncollectible receivables in 2011, 2010, or 2009.

Concentration of Credit Risk

        The Company's cash and cash equivalents and cash held in escrow are exposed to concentrations of credit risk. The Company manages and controls this risk by investing these funds with major financial institutions. The Company often has balances in excess of the federally insured limits.

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

        The Company's commodity derivative contracts are currently with three counterparties. The counterparties to the derivative instruments are highly rated entities with corporate ratings at or exceeding A- and A2 classifications by Standard & Poor's and Moody's, respectively.

Significant Customers

        During the year ended December 31, 2011, over 63% of the Company's production was sold to three customers. However, the Company does not believe that the loss of a single purchaser, including these three, would materially affect the Company's business because there are numerous other purchasers in the area in which the Company sells its production. For the years ended December 31, 2011, 2010 and 2009 purchases by the following companies exceeded 10% of the total oil and gas revenues of the company.

	For the Years Ended December 31,
	2011	2010	2009
Customer A	27%	0%	0%
Customer B	25%	75%	55%
Customer C	11%	0%	0%
Customer D	4%	9%	16%

Inventory, Prepaid Expenses and Other

        Included in inventory, prepaid expenses and other are deposits made on orders of tubular goods required for the Company's drilling program. As of December 31, 2011, there was approximately $9.4 million in deposits on tubular goods made and recorded. As of December 31, 2011, the Company estimates that an additional $9.4 million will be paid to complete the purchase and the deposits would be subject to forfeit if the purchases are not completed. The cost basis of the tubular goods is depreciated as a component of oil and gas properties once the inventory is used in drilling operations. The Company records tubular goods inventory at the lower of cost or market value. Inventory, prepaid expenses, and other are comprised of the following (in thousands):

	For the Years Ended December 31,
	2011	2010
Well equipment inventory	$12,700	$9,741
Deposit on tubular goods	9,392	7,600
Crude oil inventory	706	636
Prepaid expenses	1,496	235

	$24,294	$18,212

Oil and Gas Properties

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

        Depletion of capitalized costs of oil and gas properties is computed using the units-of-production method based upon estimated proved oil and gas reserves as determined by the Company's engineers and prepared by independent petroleum engineers. For this purpose, Kodiak converts its petroleum products and reserves to a common unit of measure. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil. Costs included in the depletion base to be amortized include (a) all proved capitalized costs, less accumulated depletion, (b) estimated future development cost to be incurred in developing proved reserves; and (c) estimated dismantlement and abandonment costs, net of estimated salvage values, that have not been included as capitalized costs because they have not yet been capitalized as asset retirement costs. The costs of unproved properties are withheld from the depletion base until it is determined whether or not proved reserves can be assigned to the properties. The properties are reviewed quarterly for impairment. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

        Estimated reserve quantities and future net cash flows have the most significant impact on the Company. These estimates are also used in the quarterly calculations of depletion, depreciation and impairment of the Company's proved properties. Estimating accumulations of gas and oil is complex and is not exact because of the numerous uncertainties inherent in the process. For additional discussion on the process used to estimate oil and gas quantities please refer to Note 15—Supplemental Oil and Gas Reserve Information (Unaudited).

        Effective December 31, 2009, the depletion is calculated using proved reserves based on a twelve month arithmetic average of the oil and natural gas prices in effect on the first of each month. For all periods prior to December 31, 2009, the depletion was calculated using proved reserves valued at the applicable period-end oil and natural gas prices.

Impairment of Proved Oil and Gas Properties

        Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower of unproved properties that are subject to amortization. Should capitalized costs exceed this ceiling, an impairment is recognized. Effective December 31, 2009, the present value of estimated future net revenues was computed by applying prices based on a twelve month arithmetic average of the oil and natural gas prices in effect on the first of each month, less estimated future expenditures to be incurred in developing and producing the proved reserves (assuming the continuation of existing economic conditions), less any applicable future taxes. For all periods prior to December 31, 2009, the ceiling test was calculated using proved reserves valued at the applicable period-end oil and natural gas prices.

        There were no impairment charges recognized for the years ended December 31, 2011, 2010 and 2009.

Unproved Oil and Gas Properties

        Unproved property costs not subject to amortization consist primarily of leasehold costs related to unproved areas. Costs are transferred into the amortization base on an ongoing basis as the properties are evaluated and proved reserves are established or impairment is determined. Interest costs related to significant unproved properties that are currently undergoing the activities necessary to get them ready for their intended use are capitalized to oil and gas properties. The Company's unproved properties are evaluated quarterly for the possibility of potential impairment. For the years ended December 31, 2011, 2010 and 2009 no impairment was recorded.

Wells in Progress

        Wells in progress at December 31, 2011 and December 31, 2010, represent the costs associated with wells that have not reached total depth or been completed as of period end. They are classified as wells in progress and withheld from the depletion calculation and the ceiling test. The costs for these wells are then transferred to proved property when the wells are completed and first production commences. The costs then become subject to depletion and the ceiling test calculation in future periods. At December 31, 2011, the Company had 25 wells in progress in the Williston Basin, none of which were classified as such more than one year.

Equipment and Facilities

        Equipment and facilities are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from one to fifteen years.

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

Deferred Financing Costs

        Deferred financing costs include origination, legal, engineering, and other fees incurred to issue the debt in connection with the Company's credit facilities and Senior Notes. Deferred financing costs related to the Company's Senior Notes are amortized to interest expense using the effective interest method over the term of the debt. Deferred financing costs related to the credit facilities are amortized to interest expense on a straight-line basis over the respective borrowing term.

Commodity Derivative Instruments

        The Company has entered into commodity derivative instruments, primarily utilizing swaps or "no premium" collars to reduce the effect of price changes on a portion of our future oil production. The Company's commodity derivative instruments are measured at fair value and are included in the accompanying balance sheets as commodity price risk management assets and liabilities. Unrealized gains and losses are recorded based on the changes in the fair values of the derivative instruments. Both the unrealized and realized gains and losses resulting from the contract settlement of derivatives are recorded in the commodity price risk management activities line on the consolidated statement of income. The Company's valuation estimate takes into consideration the counterparties' credit worthiness, the Company's credit worthiness, and the time value of money. The consideration of the factors results in an estimated exit-price for each derivative asset or liability under a market place participant's view. Management believes that this approach provides a reasonable, non-biased, verifiable, and consistent methodology for valuing commodity derivative instruments. For additional discussion on commodity derivative instruments please refer to Note 6—Commodity Derivative Instruments.

Fair Value of Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, commodity derivative instruments (discussed above) and long-term debt. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are representative of their fair values due to their short-term maturities. The carrying amount of the Company's credit facility approximates fair value as it bears interest at variable rates over the term of the loan. The Company's second lien credit agreement and the Senior Notes are recorded at cost and the fair value is disclosed in Note 8—Fair Value Measurements. Considerable judgment is required to develop estimates of fair value. The estimates provided are not necessarily indicative of the amounts the Company would realize upon the sale or refinancing of such instruments.

Asset Retirement Obligation

        The Company recognizes estimated liabilities for future costs associated with the abandonment of its oil and gas properties. A liability for the fair value of an asset retirement obligation and corresponding increase to the carrying value of the related long-lived asset are recorded at the time the Company makes the decision to complete the well or a well is acquired. For additional discussion on asset retirement obligations please refer to Note 7—Asset Retirement Obligations.

Revenue Recognition

        The Company recognizes revenues from the sale of crude oil and natural gas using the sales method of accounting. Revenues from the sale of crude oil and natural gas are recognized when the product is delivered at a fixed or determinable price, title has transferred, and collectability is reasonably assured and evidenced by a contract. Additionally, there were no material imbalances at December 31, 2011, and December 31, 2010.

Share Based Payments

        At December 31, 2011, the Company has a stock-based compensation plan that includes restricted stock shares, restricted stock units ("RSUs"), performance awards ("PAs"), stock awards, and stock options issued to employees, officers and directors as more fully described in Note 11—Shared-Based Payments. The Company records expense associated with the fair value of stock-based compensation in accordance with ASC 718, Stock Based Compensation. The Company records compensation expense associated with the issuance of restricted stock shares and RSUs based on the estimated fair value of these awards determined at the time of grant. The PAs are payable in cash, except the Company may, in its discretion, determine to pay out the PAs on the vesting date through the issuance of shares of the Company's common stock. Consequently, as the remaining PAs will likely be settled in cash, a liability is recorded and remeasured at each quarter.

Income Taxes

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

        The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

Recent Accounting Pronouncements

        In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. This update may require certain additional disclosures related to fair value measurements. The Company does not expect the adoption of this update will materially impact its financial statement disclosures.

        Other accounting standards that have been issued or proposed by the FASB, or other standards-setting bodies, that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Note 3—Oil and Gas Properties

        The Company's oil and gas properties are entirely within the United States. The net capitalized costs related to the Company's oil and gas producing activities were as follows (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Proved oil and gas properties	$598,065	$205,360	$123,259
Unproved oil and gas properties(1)	263,462	107,254	12,068
Wells in progress(2)	78,505	21,418	2,691
Equipment and facilities	11,186	2,429	—

Total capitalized costs	$951,218	$336,461	$138,018
Accumulated depletion, depreciation, amortization, and accretion	(135,586)	(103,799)	(95,782)

Net capitalized costs(3)	$815,632	$232,662	$42,236

(1)
Unproved oil and gas properties represent unevaluated costs the Company excludes from the amortization base until proved reserves are established or impairment is determined. The Company estimates that the remaining costs will be evaluated within 3 to 5 years.

(2)
Costs from wells in progress are excluded from the amortization base until production commences.

(3)
Includes capitalized interest of $8.4 million, $470,000, and $0 for the years ended December 31, 2011, 2010, and 2009, respectively.

        The following table presents information regarding the Company's net costs incurred in oil and natural gas property acquisition, exploration and development activities (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Property Acquisition costs:
Proved	$152,538	$33,539	$—
Unproved	182,878	95,572	463
Exploration costs	—	14,821	5
Development costs	274,293	52,081	26,903

Total	$609,709	$196,013	$27,371

Total excluding asset retirement obligation	$608,102	$195,164	$27,193

        Depletion expense related to the proved properties per equivalent BOE of production for the years ended December 31, 2011, 2010 and 2009 were $22.40, $17.92 and $14.40, respectively.

        The following table sets forth a summary of oil and gas property costs, which substantially consists of acquisition costs, not being amortized as of December 31, 2011 by the year in which such costs were incurred (in thousands):

Unproved Additions by Year
Prior	7,229
2009	83
2010	75,071
2011	181,079

Total	$263,462

Note 4—Acquisitions and Divestitures

January 2012 Acquisition

        On January 10, 2012, ("Closing Date") the Company acquired two separate private, unaffiliated oil and gas company's ("Sellers") interests in approximately 50,000 net acres of Williston Basin leaseholds, and related producing properties located primarily in McKenzie and Williams Counties, North Dakota along with various other related rights, permits, contracts, equipment and other assets, including the assignment and assumption of a drilling rig contract (the "January 2012 Acquired Properties") for a combination of cash and stock. The Seller received 5.1 million shares of Kodiak's common stock valued at approximately $49.8 million and cash consideration of approximately $588.4 million. The effective date for the acquisition was September 1, 2011, with purchase price adjustments calculated at the Closing Date. The acquisition provided strategic additions adjacent to the Company's core project area. Pursuant to the Purchase and Sale Agreements, the Company deposited $30.0 million into escrow in November 2011, which was credited to the purchase price at the closing of the acquisition. The $30.0 million deposit is recorded on the balance sheet under long term cash held in escrow. The January 2012 Acquired Properties contributed no revenue to Kodiak for the year ended December 31, 2011. Transaction costs related to the acquisition incurred through December 31, 2011 were approximately $210,000 and are recorded in the statement of operations within the general and administrative expenses line item. The Company estimates an additional $40,000 of transaction costs will be incurred in the first quarter 2012. No material costs were incurred for the issuance of the 5.1 million shares of common stock.

        The acquisition is accounted for using the acquisition method under ASC 805, Business Combinations, which requires the acquired assets and liabilities to be recorded at fair values as of the acquisition date of January 10, 2012. Management has not had the opportunity to complete its assessment of the fair values of assets acquired and liabilities assumed. The following table summarizes the preliminary purchase price and the preliminary estimated values of assets acquired and liabilities assumed and is subject to revision, which may be material, as the Company continues to evaluate the fair value of the acquisition (in thousands):

Preliminary Purchase Price	January 10, 2012
Consideration Given
Cash from Senior Notes	$588,420
Kodiak Oil & Gas Corp. Common Stock (5,055,612 Shares)	49,798 *

Total consideration given	$638,218

Preliminary Allocation of Purchase Price
Proved oil and gas properties	$292,185
Unproved oil and gas properties	311,068
Wells in progress	25,745
Equipment and facilities	12,615

Total fair value of oil and gas properties acquired	641,613
Working capital	$(2,595)
Asset retirement obligation	(800)

Fair value of net assets acquired	$638,218

Working capital acquired was estimated as follows:
Accounts receivable	2,000
Prepaid completion costs	465
Crude oil inventory	540
Accrued liabilities	(5,600)

Total working capital	$(2,595)

*
The fair value of the consideration attributed to the Common Stock under ASC 805 was based on the Company's closing stock price on the measurement date of January 10, 2012. (5,055,612 × $9.85)

October 28, 2011 Acquisition

        On October 28, 2011, ("Closing Date") the Company acquired a private, unaffiliated oil and gas company's ("Seller") interests in approximately 13,400 net acres of Williston Basin leaseholds, and related producing properties located primarily in Williams County, North Dakota along with various other related rights, permits, contracts, equipment and other assets (the "October 2011 Acquired Properties"). The Seller received cash consideration of approximately $248.2 million and the effective date was August 1, 2011, with purchase price adjustments calculated at the Closing Date. The total purchase included approximately $245.5 million related to the acquisition of the properties and approximately $3.3 million related to the assumption of certain working capital items. The acquisition provided strategic additions adjacent to the Company's core project area. The October 2011 Acquired Properties contributed revenue of $6.2 million to Kodiak for the year ended December 31, 2011. Transaction costs related to the acquisition incurred were approximately $200,000 and are recorded in the statement of operations within the general and administrative expenses line item.

        The acquisition is accounted for using the acquisition method under ASC 805, Business Combinations, which requires the acquired assets and liabilities to be recorded at fair values as of the acquisition date of October 28, 2011. In February 2012, the Company completed the transactions post-closing settlement. The following table summarizes the preliminary purchase price and the preliminary estimated values of assets acquired and liabilities assumed and is subject to revision as the Company continues to evaluate the fair value of the acquisition (in thousands):

Preliminary Purchase Price	October 28, 2011
Consideration Given
Cash	$248,213

Total consideration given	$248,213

Preliminary Allocation of Purchase Price
Proved oil and gas properties	$118,868
Unproved oil and gas properties	90,161
Wells in progress	25,720
Equipment and facilities	5,150

Total fair value of oil and gas properties acquired	239,899
Working capital	$8,552
Asset retirement obligation	(238)

Fair value of net assets acquired	$248,213

Working capital acquired was estimated as follows:
Accounts receivable	10,260
Prepaid drilling costs	755
Crude oil inventory	190
Well equipment inventory	1,324
Accrued liabilities	(1,247)
Suspense payable	(2,730)

Total working capital	$8,552

June 30, 2011 Acquisition

        On June 30, 2011, ("Closing Date") the Company acquired a private, unaffiliated oil and gas company's ("Seller") interests in approximately 25,000 net acres of Williston Basin leaseholds and related producing properties located in McKenzie County, North Dakota along with various other related rights, permits, contracts, equipment and other assets (the "June 2011 Acquired Properties") for a combination of cash and stock. The Seller received 2.5 million shares of Kodiak's common stock valued at approximately $14.4 million and cash consideration of approximately $71.5 million. The effective date for the acquisition was April 1, 2011, with purchase price adjustments calculated at the Closing Date. The acquisition provided strategic additions to the Company's core positions in Koala, Smokey and Grizzly Project areas. The June 2011 Acquired Properties contributed revenue of $1.4 million to Kodiak for the year ended December 31, 2011. Transaction costs related to the acquisition were approximately $265,000, and are recorded in the statement of operations within the general and administrative expenses line item. Costs of $85,000 for issuing and registering with the SEC for the resale of 2.5 million shares of common stock were charged to common stock.

        The acquisition is accounted for using the acquisition method under ASC 805, Business Combinations, which requires the acquired assets and liabilities to be recorded at fair values as of the acquisition date of June 30, 2011. The transaction's final settlement was completed in September 2011 resulting in no material changes. As a result there were no changes from the Company's initial evaluation of the fair values of the net assets acquired in the acquisition or purchase price. The following table summarizes the purchase price and final allocation of the fair value of assets acquired and liabilities assumed (in thousands):

Purchase Price	June 30, 2011
Consideration Given
Cash from credit facilities	$71,506
Kodiak Oil & Gas Corp. Common Stock (2,500,000 Shares)	14,425 *

Total consideration given	$85,931

Allocation of Purchase Price
Proved oil and gas properties	$7,950
Unproved oil and gas properties	77,804

Total fair value of oil and gas properties acquired	85,754
Working capital	$235
Asset retirement obligation	(58)

Fair value of net assets acquired	$85,931

Working capital acquired was estimated as follows:
Accounts receivable	325
Crude oil inventory	57
Suspense payable	(12)
Accrued liabilities	(135)

Total working capital	$235

*
The fair value of the consideration attributed to the Common Stock under ASC 805 was based on the Company's closing stock price on the measurement date of June 30, 2011. (2,500,000 × $5.77)

November 30, 2010 Acquisition

        On November 30, 2010, ("Closing Date") the Company acquired a private, unaffiliated oil and gas company's interests in approximately 14,500 net acres of Williston Basin leaseholds and related producing properties primarily located in McKenzie County, North Dakota (the "2010 Acquired Properties") for total consideration of $108.6 million. The effective date for the acquisition was August 1, 2010, with purchase price adjustments calculated at the Closing Date. The acquisition provided contiguous leaseholds with approved drilling permits near the Company's existing acreage position.

        The acquisition is accounted for using the acquisition method under ASC 805, Business Combinations, which requires the acquired assets and liabilities to be recorded at fair values as of the acquisition date of November 30, 2010. The transaction's final settlement was completed in April 2011 resulting in no material changes. As a result there were no changes from the Company's initial evaluation of the fair values of the net assets acquired in the acquisition or purchase price. The following table summarizes the purchase price and final fair value of assets acquired and liabilities assumed (in thousands):

Purchase Price	November 30, 2010
Consideration Given
Cash	$108,649

Total consideration given	$108,649

Allocation of Purchase Price
Proved oil and gas properties	$32,232
Unproved oil and gas properties	77,193

Total fair value of oil and gas properties acquired	109,425
Working capital	$(541)
Asset retirement obligation	(235)

Fair value of net assets acquired	$108,649

Working capital acquired was estimated as follows:
Accounts receivable	269
Crude oil inventory	63
Accrued liabilities	(873)

Total working capital	$(541)

Pro Forma Financial Information

        The following unaudited pro forma financial information represents the combined results for the Company and the January 2012 Acquired Properties, October 2011 Acquired Properties, June 2011 Acquired Properties, and the November 2010 Acquired Properties for the years ended December 31, 2011 and 2010 as if the acquisitions had occurred on January 1, 2010 (in thousands, except per share data). For purposes of the pro forma it was assumed that the 8.125% Senior Notes were issued on January 1, 2010 and that the stand-by bridge was not utilized. The pro forma information includes the effects of adjustments for depletion, depreciation, amortization and accretion expense of $29.6 million and $10.4 million and amortization of financing costs of $1.6 million and $1.6 million for the years ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2011, there was a pro forma adjustment of $4.0 million reducing interest expense. For the year ended December 31, 2010, there was a pro forma adjustment of $857,000 to record interest expense. Additionally, for the year ended December 31, 2011, there was a pro forma adjustment of $11.5 million to reduce interest expense related to the stand-by bridge financing. The pro forma financial information includes total capitalization of interest expense of $53.7 million and $52.8 million for the years ended December 31, 2011 and 2010, respectively. The pro forma results do not include any cost savings or other synergies that may result from the acquisitions or any estimated costs that have been or will be incurred by the Company to integrate the properties acquired. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of the period, nor are they necessarily indicative of future results.

	For the Years Ended December 31,
	2011	2010
Operating revenues	$187,842	$45,400

Net income (loss)	43,660	(3,730)

Net income (loss) per common share
Basic	$0.21	$(0.03)

Diluted	$0.21	$(0.03)

Divestitures

        In December 2011, the Company completed a sale of its interest in 5,266 undeveloped net acres all located in Wyoming for total cash consideration of $1.1 million. Additionally, Kodiak retained an overriding royalty interest in the leases conveyed. No gain or loss was recognized on the sale and the proceeds reduced unproved property acquisition costs and the full cost pool.

        In April 2011, the Company completed two separate sales of its interest in operated and non-operated wells, related surface equipment, and 3,046 undeveloped net acres all located in Wyoming for total cash consideration of $2.1 million. Kodiak was relieved of all reclamation liabilities associated with the producing properties. As a result of the divestiture, the Company's asset retirement obligation decreased by $610,000. Additionally, Kodiak retained an overriding royalty interest in certain leases conveyed. No gain or loss was recognized on the sale and the proceeds reduced the full cost pool.

Note 5—Long-Term Debt

        As of the dates indicated the Company's long-term debt consisted of the following (in thousands):

	At December 31, 2011
	2011	2010
Credit facility due October 2016	$—	$—
Second lien credit agreement due April 2017	100,000	40,000
8.125% Senior Notes due December 2019	650,000	—

Total Long-Term Debt	$750,000	$40,000
Less: Current Portion of Long Term Debt	—	—

Total Long-Term Debt, Net of Current Portion	$750,000	$40,000

Credit Facility

        Kodiak Oil & Gas (USA) Inc. (the "Borrower"), a wholly owned subsidiary of Kodiak Oil & Gas Corp., is a party to a credit agreement with Wells Fargo Bank, N.A. ("Wells Fargo"), BMO Harris Financing, Inc., KeyBank National Association, Royal Bank of Canada, and Credit Suisse AG

(collectively, the "Credit Agreement Lenders"), and Wells Fargo, as administrative agent for the Credit Agreement Lenders (such credit agreement, as amended, herein referred to as the "credit facility").

        The maximum credit available under the credit facility is $750.0 million and the borrowing base is $225.0 million. Redetermination of the borrowing base occurs semi-annually, on April 1 and October 1. Additionally, the Company may elect a redetermination of the borrowing base one time during any six month period. The credit facility also provides for a subfacility for swingline loans in an amount equal to $15.0 million, each on customary terms and conditions, and standby letters of credit of $25.0 million. The credit facility matures on October 28, 2016.

        Interest on the revolving loans is payable at one of the following two variable rates: the alternate base rate for ABR loans or the adjusted LIBO rate for eurodollar loans, as selected by the Company, plus an additional percentage that can vary on a daily basis and is based on the daily unused portion of the facility. This additional percentage is referred to as the "Applicable Margin" and varies depending on the type of loan. The Applicable Margin for the ABR loans is a sliding scale of 0.75% to 1.75%, depending on borrowing base usage. The Applicable Margin on the adjusted LIBO rate is a sliding scale of 1.75% to 2.75%, depending on borrowing base usage. Additionally, the credit facility provides for a borrowing base fee of 0.5% and a commitment fee of 0.375% to 0.50%, depending on borrowing base usage. The grid below shows the Applicable Margin options depending on the applicable Borrowing Base Utilization Percentage (as defined in the Credit Agreement) as of December 31, 2011 and the date of this filing:

Borrowing Base Utilization Grid

Borrowing Base Utilization Percentage	<25.0%	≥25.0% <50.0%	≥50.0% <75.0%	≥75.0% <90.0%	≥90.0%
Eurodollar Loans	1.75%	2.00%	2.25%	2.50%	2.75%
ABR Loans	0.75%	1.00%	1.25%	1.50%	1.75%
Commitment Fee Rate	0.375%	0.375%	0.50%	0.50%	0.50%

        The credit facility contains representations, warranties, covenants, conditions and defaults customary for transactions of this type, including but not limited to: (i) limitations on liens and incurrence of debt covenants; (ii) limitations on dividends, distributions, redemptions and restricted payments covenants; (iii) limitations on investments, loans and advances covenants; and (iv) limitations on the sale of property, mergers, consolidations and other similar transactions covenants. The credit facility also contains financial covenants requiring the Borrower to comply with a current ratio of consolidated current assets (including unused borrowing capacity) to consolidated current liabilities of not less than 1.0:1.0 and to maintain, on the last day of each quarter, a ratio of total debt to EBITDAX (as defined in the credit facility) for the quarter period ending on such date of not greater than 4.00 to 1.00 for the term of the loan. As of December 31, 2011, the Company was in compliance with all financial covenants under the credit facility.

        The credit facility also (i) restricts the Borrower's payment, prepayment or redemption of debt outstanding under the second lien credit agreement (as defined below), except the Borrower may make interest payments thereunder and make repayments thereof from proceeds of the issuance of senior notes; (ii) allows certain reductions in the borrowing base upon a sale of assets that has an aggregate negative effect on the borrowing base greater than 5% of the then current value and upon the issuance of senior notes; (iii) requires certain minimum payments in the event of prepayment; (iv) requires the Borrower to enter hedging agreements necessary to support the borrowing base; and (v) permits the issuance of the Senior Notes issued by the Company in November 2011 and certain payment, repayments and prepayment in connection with such notes, subject to certain conditions.

        Subsequent to December 31, 2011, the credit facility was amended to permit the incurrence of debt under the Senior Notes offered in the November 2011 private placement, provided that the second lien credit agreement is paid in full and the related liens are terminated, and to permit payments, in certain circumstances, in respect of an intercompany note between the Borrower and the Company. Additionally, the ratio of total funded debt to EBITDAX was amended to require the Borrower to maintain, on the last day of each quarter, a ratio of total debt to EBITDAX of not greater than (i) 4.75 to 1.0 at the end of each of the two fiscal quarters ending December 31, 2011 and March 31, 2012, (ii) 4.50 to 1.0 at the end of the fiscal quarter ending June 30, 2012, (iii) 4.25 to 1.0 at the end of the fiscal quarter ending September 30, 2012, and (iv) 4.0 to 1.0 at the end of each fiscal quarter thereafter.

        As of December 31, 2011, the Company had and has no outstanding borrowings under the credit facility. Therefore, the available credit under the credit facility as of December 31, 2011 was $225.0 million. Any borrowings under the credit facility are collateralized by the Borrower's oil and gas producing properties, the Borrower's personal property and the equity interests of the Borrower held by the Company. The Company has entered into crude oil hedging transactions with Wells Fargo. The Company's obligations under the hedging contracts with Wells Fargo are secured by the credit facility.

Second Lien Credit Agreement

        The Borrower is also a party to a second lien credit agreement with Wells Fargo Energy Capital, Inc. ("Wells Fargo Energy"), The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, and Pruco Life Insurance Company (collectively, the "Second Lien Lenders"), and Wells Fargo Energy, as administrative agent for the Second Lien Lenders (such second lien credit agreement, as amended, referred to herein as the "second lien credit agreement").

        The initial commitment under the second lien credit agreement is $100 million. Interest on loans under the second lien credit agreement accrues based on one of the following two fluctuating reference rates: (i) the LIBO rate (which is primarily based on the London interbank market rate), subject to a floor of 2.5%, and (ii) the alternate base rate (which is primarily based on Wells Fargo's "prime" rate). Loans that accrue interest at the LIBO rate are subject to an additional margin of 7%, and loans that accrue interest at the alternate base rate are subject to an additional margin of 6%. The second lien credit agreement matures on April 28, 2017.

        The second lien credit agreement contains representations, warranties, covenants, conditions and defaults customary for transactions of this type, including but not limited to, restrictions or requirements with respect to additional debt, liens, investments, hedging activities, acquisitions, dividends, mergers, sales of assets, transactions with affiliates and capital expenditures. In addition, the second lien credit agreement includes financial covenants substantially similar to those under the credit facility, including the amendments thereto, except that the second lien credit agreement requires the Borrower to maintain, on the last day of each quarter, a ratio of total debt to EBITDAX (as defined in the second lien credit agreement) for the quarter period ending on such date of not greater than 4.50 to 1.00 for the term of the loan. The second lien credit agreement also contains an additional covenant addressing limitations on the Borrower's ratio of total net cash flow of the Company's proved reserves discounted at 10% to Total Debt (each as defined in the second lien credit agreement). As of December 31, 2011 and through the filing of this report, the Company was and is in compliance with all financial covenants under the second lien credit agreement.

        Loans under the second lien credit agreement may be prepaid, provided the prepayment includes a 0-3% premium based upon when the prepayment occurs, subject to certain minimum prepayment amounts.

        As of December 31, 2011, the Company had $100.0 million in outstanding borrowings under the second lien credit agreement, which accrued interest at a rate of approximately 9.5% and were guaranteed by the Company and collateralized by a second lien on the Borrower's oil and gas producing properties, the Borrower's personal property and the equity interests of the Borrower held by the Company. On January 10, 2012, the Company terminated the second lien credit agreement and repaid all of the outstanding debt, and incurred a $3.0 million prepayment penalty in connection therewith. The Company will record the $3.0 million prepayment penalty in the first quarter of 2012.

Senior Notes

        On November 23, 2011, the Company issued at par $650.0 million of 8.125% Senior Notes due December 1, 2019 (the "Senior Notes"). The interest on the Senior Notes is payable on June and December 1 of each year, beginning June 1, 2012. The proceeds received from the offer and sale of the Senior Notes were deposited into an escrow account, along with cash of the Company, in an amount equal to 101% of the offering price of the Senior Notes and the interest payable on the Senior Notes to March 22, 2012. At December 31, 2011, there was $674.0 million in cash held in escrow related to the Senior Notes. As discussed in Note 4—Acquisitions and Divestitures, in January 2012, the Company completed the acquisition of the January 2012 Acquired Properties and all funds were released from escrow. The Company received net proceeds of approximately $632.4 million after deducting discounts and fees. The net proceeds were used to repay all borrowings under the second lien credit agreement, to finance the January 2012 Acquired Properties and the remaining proceeds will be used to fund the Company's ongoing capital expenditure program and general corporate purposes.

        The Senior Notes were issued under an Indenture, dated as of November 23, 2011 (the "Indenture") among the Company, the Guarantor, U.S. Bank National Association, as the trustee (the "Trustee") and Computershare Trust Company of Canada, as the Canadian trustee. The Indenture contains affirmative and negative covenants that, among other things, limit the Company's and the Guarantor's ability to make investments; incur additional indebtedness or issue preferred stock; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of the assets of the Company; engage in transactions with the Company's affiliates; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; and create unrestricted subsidiaries. The Indenture also contains customary events of default. Upon the occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the Trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the Trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. The Company was in compliance with all financial covenants under its Senior Notes as of December 31, 2011, and through the filing of this report.

        The Senior Notes are redeemable by the Company at any time on or after December 1, 2015, at the redemption prices set forth in the Indenture. The Senior Notes are redeemable by the Company prior to December 1, 2015, at the redemption prices plus a "make-whole" premium set forth in the Indenture. The Company is also entitled to redeem up to 35% of the aggregate principal amount of the Senior Notes before December 1, 2014 with net proceeds that the Company raises in equity offerings at a redemption price equal to 108.125% of the principal amount of the Senior Notes being redeemed, plus accrued and unpaid interest. If the Company undergoes a change of control on or prior to January 1, 2013, it may redeem all, but not less than all, of the Senior Notes at a redemption price equal to 110% of the principal amount of the Senior Notes redeemed plus accrued and unpaid interest. The Company estimates that the fair value of this option is immaterial at December 31, 2011.

        The Senior Notes are jointly and severally guaranteed on a senior basis by the Guarantor and by certain of the Company's future subsidiaries. The Senior Notes and the guarantees thereof will be the Company and the Guarantor's general senior obligations and will, prior to the release of the amounts held in escrow, be secured by the net proceeds of the Company's offer and sale of the Senior Notes and certain other funds held in the escrow account pursuant to an escrow agreement (upon release of such escrow property, the Senior Notes will not be secured), rank senior in right of payment to any of the Company's and the Guarantor's future subordinated indebtedness, rank equal in right of payment with any of the Company's and the Guarantor's existing and future senior indebtedness, rank effectively junior in right of payment to the Company's and the Guarantor's existing and future secured indebtedness (including indebtedness under the Company's credit facility), to the extent of the value of the Company's and the Guarantor's assets constituting collateral securing such indebtedness, and rank effectively junior in right of payment to any indebtedness or liabilities of any the Company's future subsidiaries of any subsidiary that does not guarantee the Senior Notes.

        In connection with the sale of the Senior Notes, the Company entered into a registration rights agreement that provides the holders of the Senior Notes certain rights relating to the registration of the Senior Notes under the Securities Act. Pursuant to the registration rights agreement, the Company agreed to conduct a registered exchange offer for the Senior Notes or cause to become effective a shelf registration statement providing for the resale of the Senior Notes, each in accordance with the terms of the agreement. If the Company fails to comply with certain obligations under the agreement, it will be required to pay liquidated damages by way of additional interest on the Senior Notes.

Deferred Financing Costs

        As of December 31, 2011, the Company recorded deferred financing costs of $37.0 million related to the closing of its credit facility and second lien credit agreement and respective amendments, along with its closing of the Senior Notes. Deferred financing costs include origination, legal, engineering, and other fees incurred in connection with the Company's credit facilities and Senior Notes. As a result of the extinguishment of the second lien credit agreement in January 2012, all remaining unamortized deferred financing costs of $2.4 million were expensed at December 31, 2011. Additionally, in November 2011, the Company obtained stand-by bridge financing to enable the closing of the January 2012 Acquired Properties in the event that the Company was unable to fund the acquisition with proceeds from the Senior Notes. As the bridge financing was not utilized, all financing costs of approximately $11.5 million were expensed at December 31, 2011. For the years ended December 31, 2011, 2010, and 2009, the Company recorded amortization expense of $15.0 million, $83,000, and $25,000, respectively.

Interest Incurred On Long-Term Debt

        For the years ended December 31, 2011, 2010, and 2009, the Company incurred interest expense on long-term debt of $12.4 million, $549,000, and $0, respectively. Of the total interest incurred, the Company capitalized interest costs of $8.4 million, $470,000, and $0 for the years ended December 31, 2011, 2010, and 2009, respectively.

Note 6—Commodity Derivative Instruments

        Through its wholly-owned subsidiary Kodiak Oil & Gas (USA) Inc., the Company has entered into commodity derivative instruments, as described below. The Company has utilized swaps or "no premium" collars to reduce the effect of price changes on a portion of our future oil production. A collar requires us to pay the counterparty if the settlement price is above the ceiling price and requires the counterparty to pay us if the settlement price is below the floor price. A swap requires us to pay the counterparty if the settlement price exceeds the strike price and the same counterparty is required to pay us if the settlement price is less than the strike price. The objective of the Company's use of derivative financial instruments is to achieve more predictable cash flows in an environment of volatile oil and gas prices and to manage its exposure to commodity price risk. While the use of these derivative instruments limits the downside risk of adverse price movements, such use may also limit the Company's ability to benefit from favorable price movements. The Company may, from time to time, add incremental derivatives to hedge additional production, restructure existing derivative contracts or enter into new transactions to modify the terms of current contracts in order to realize the current value of the Company's existing positions. The Company does not enter into derivative contracts for speculative purposes.

        The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. The Company's derivative contracts are currently with two counterparties. The Company has netting arrangements with the counterparty that provide for the offset of payables against receivables from separate derivative arrangements with the counterparty in the event of contract termination. The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement.

        The Company's commodity derivative instruments are measured at fair value and are included in the accompanying balance sheets as commodity price risk management assets and liabilities. Unrealized gains and losses are recorded based on the changes in the fair values of the derivative instruments. Both the unrealized and realized gains and losses resulting from the contract settlement of derivatives are recorded in the commodity price risk management activities line on the consolidated statement of income. The Company's valuation estimate takes into consideration the counterparties' credit worthiness, the Company's credit worthiness, and the time value of money. The consideration of the factors results in an estimated exit-price for each derivative asset or liability under a market place participant's view. Management believes that this approach provides a reasonable, non-biased, verifiable, and consistent methodology for valuing commodity derivative instruments.

        The Company's commodity derivative contracts as of December 31, 2011 are summarized below:

Contract Type	Counterparty	Basis(1)	Quantity(Bbl/d)	Strike Price ($/Bbl)	Term
Collar	Wells Fargo Bank, N.A.	NYMEX	400	$70.00/$95.56	Jan 1, 2012 - Dec 31, 2012
Collar	Wells Fargo Bank, N.A.	NYMEX	230	$85.00/$117.73	Jan 1, 2012 - Dec 31, 2012
Collar	Shell Trading (U.S.)	NYMEX	500	$85.00 - $117.00	Jan 1, 2012 - Dec 31, 2013
Collar	Wells Fargo Bank, N.A.	NYMEX	300 - 425	$85.00 - $102.75	Jan 1, 2013 - Dec 31, 2015

Contract Type	Counterparty	Basis(1)	Quantity(Bbl/d)	Swap Price ($/Bbl)	Term
Swap	Wells Fargo Bank, N.A.	NYMEX	100	$84.00	Jan 1, 2012 - Dec 31, 2012
Swap	Wells Fargo Bank, N.A.	NYMEX	136	$88.30	Jan 1, 2012 - Dec 31, 2012
Swap	Wells Fargo Bank, N.A.	NYMEX	24	$90.28	Jan 1, 2012 - Dec 31, 2012
Swap	Wells Fargo Bank, N.A.	NYMEX	500	$85.00	Jan 1, 2012 - Dec 31, 2012
Swap	Wells Fargo Bank, N.A.	NYMEX	1,000	$85.07	Jan 1, 2012 - Dec 31, 2012
Swap	Shell Trading (U.S.)	NYMEX	250	$85.01	Jan 1, 2012 - Dec 31, 2012
Swap	Shell Trading (U.S.)	NYMEX	2,000	$96.88	Jan 1, 2012 - Dec 31, 2012

2012 Total/Average			4,010	$91.06

Swap	Wells Fargo Bank, N.A.	NYMEX	79	$84.00	Jan 1, 2013 - Dec 31, 2013
Swap	Wells Fargo Bank, N.A.	NYMEX	427	$88.30	Jan 1, 2013 - Dec 31, 2013
Swap	Wells Fargo Bank, N.A.	NYMEX	24	$90.28	Jan 1, 2013 - Dec 31, 2013
Swap	Wells Fargo Bank, N.A.	NYMEX	500	$85.00	Jan 1, 2013 - Dec 31, 2013
Swap	Wells Fargo Bank, N.A.	NYMEX	400	$85.07	Jan 1, 2013 - Dec 31, 2013
Swap	Wells Fargo Bank, N.A.	NYMEX	425	$93.20	Jan 1, 2013 - Dec 31, 2013
Swap	Shell Trading (U.S.)	NYMEX	250	$85.01	Jan 1, 2013 - Dec 31, 2013

2013 Total/Average			2,105	$87.36

Swap	Wells Fargo Bank, N.A.	NYMEX	69	$84.00	Jan 1, 2014 - Dec 31, 2014
Swap	Wells Fargo Bank, N.A.	NYMEX	360	$88.30	Jan 1, 2014 - Dec 31, 2014
Swap	Wells Fargo Bank, N.A.	NYMEX	21	$90.28	Jan 1, 2014 - Dec 31, 2014
Swap	Wells Fargo Bank, N.A.	NYMEX	350	$93.20	Jan 1, 2014 - Dec 31, 2014
Swap	Wells Fargo Bank, N.A.	NYMEX	1,000	$85.07	Jan 1, 2014 - Dec 31, 2014

2014 Total/Average			1,800	$87.32

Swap	Wells Fargo Bank, N.A.	NYMEX	59	$84.00	Jan 1, 2015 - Oct 31, 2015
Swap	Wells Fargo Bank, N.A.	NYMEX	317	$88.30	Jan 1, 2015 - Sept 30, 2015
Swap	Wells Fargo Bank, N.A.	NYMEX	46	$90.28	Jan 1, 2015 - Oct 31, 2015
Swap	Wells Fargo Bank, N.A.	NYMEX	300	$93.20	Jan 1, 2015 - Dec 31, 2015
Swap	Wells Fargo Bank, N.A.	NYMEX	1,000	$85.07	Jan 1, 2015 - Dec 31, 2015

2015 Total/Average			1,625	$87.13

        Subsequent to December 31, 2011, the Company entered into additional commodity derivative contracts as summarized below:

Contract Type	Counterparty	Basis(1)	Quantity(Bbl/d)	Swap Price ($/Bbl)	Term
Swap	Wells Fargo Bank, N.A.	NYMEX	1,000	$102.05	Mar 1, 2012 - Dec 31, 2012
Swap	Credit Suisse International	NYMEX	500	$106.85	Mar 1, 2012 - Dec 31, 2012
Swap	Wells Fargo Bank, N.A.	NYMEX	1,000	$104.13	Jan 1, 2013 - Dec 31, 2013

(1)
NYMEX refers to quoted prices on the New York Mercantile Exchange

        The following table details the fair value of the derivatives recorded in the applicable consolidated balance sheet, by category (in thousands):

Underlying Commodity	Location on Balance Sheet	As of December 31, 2011	As of December 31, 2010
Crude oil derivative contract	Current liabilities	$11,925	$2,248
Crude oil derivative contract	Noncurrent liabilities	$10,035	$3,495

        The amount of loss recognized in income related to the Company's derivative financial instruments was as follows (in thousands):

	For the Years Ended December 31,
	2011	2010
Unrealized loss on oil contracts	$16,217	$5,743
Realized loss on oil contracts	3,897	403

Loss on commodity price risk management activities	$20,114	$6,146

Note 7—Asset Retirement Obligations

        The Company follows accounting for asset retirement obligations in accordance with ASC 410, Asset Retirement and Environmental Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The Company's asset retirement obligations primarily represent the estimated present value of the amounts expected to be incurred to plug, abandon and remediate producing and shut-in wells at the end of their productive lives in accordance with applicable state and federal laws. The Company determines the estimated fair value of its asset retirement obligations by calculating the present value of estimated cash flows related to plugging and abandonment liabilities. The significant inputs used to calculate such liabilities include estimates of costs to be incurred; the Company's credit adjusted discount rates, inflation rates and estimated dates of abandonment. The asset retirement liability is accreted to its present value each period and the capitalized asset retirement cost is depreciated over the estimated life of the producing property.

        The following table summarizes the activities of the Company's asset retirement obligation for the years ended December 31, 2011 and 2010 (in thousands):

	For the Years Ended December 31,
	2011	2010
Balance beginning of period	$1,968	$1,060
Liabilities incurred or acquired	1,655	849
Liabilities settled	(610)	(67)
Revisions in estimated cash flows	418	—
Accretion expense	196	126

Balance end of period	$3,627	$1,968

Note 8—Fair Value Measurements

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

        The financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. There were no significant assets or liabilities that were measured at fair value on a non-recurring basis in periods after initial recognition.

        The following table presents the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 and 2010 by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at December 31, 2011 Using
	Level 1	Level 2	Level 3	Total
Liabilities:
Commodity price risk management liability	$—	$21,960	$—	$21,960

	Fair Value Measurements at December 31, 2010 Using
	Level 1	Level 2	Level 3	Total
Liabilities:
Commodity price risk management liability	$—	$5,743	$—	$5,743

        The following methods and assumptions were used to estimate the fair value of the assets and liabilities in the table above:

Commodity Derivative Instruments

        The Company determines its estimate of the fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, the credit rating of each counterparty, and the Company's own credit rating. In consideration of counterparty credit risk, the Company assessed the possibility of whether each counterparty to the derivative would default by failing to make any contractually required payments. Additionally, the Company considers that it is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions. At December 31, 2011 and 2010, derivative instruments utilized by the Company consist of both "no premium" collars and swaps. The crude oil derivative markets are highly active. Although the Company's derivative instruments are valued using public indices, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange. As such, the Company has classified these instruments as Level 2.

Fair Value of Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, commodity derivative instruments (discussed above) and long-term debt. The carrying values of cash and cash equivalents and accounts receivable, accounts payable are representative of their fair values due to their short-term maturities. The carrying amount of the Company's credit facility approximated fair value as it bears interest at variable rates over the term of the loan. The fair value of the second lien credit agreement was based on the amount paid on January 10, 2012 to extinguish the debt. The fair value of the Senior Notes was derived from available market data. This disclosure (in thousands) does not impact our financial position, results of operations or cash flows.

	At December 31, 2011		At December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Second lien credit agreement	$100,000	$103,000	$40,000	$40,000
8.125% Senior Notes	$650,000	$656,500	$—	$—

Note 9—Income Taxes

        As of December 31, 2011, the Company has available a cumulative net operating loss ("NOL") of approximately $142.2 million that may be carried forward to reduce taxable income in future years. As of December 31, 2011, the Company had US NOL carryovers of $119.7 million for US federal income tax purposes and $108.5 million for financial reporting purposes. The difference of $11.2 million relates to tax deductions for compensation expense for financial reporting purposes for which the benefit will not be recognized until the related deductions reduce taxes payable. In addition, the Company has $22.5 million in NOL's related to its Canadian tax filings. The United States NOL's expire between 2023 and 2031 and the Canadian NOL's expire between 2014 and 2031. Substantially all of the Company's net income (loss) is generated in the United States.

        The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss carryforwards if there has been a change in ownership as described in Internal Revenue Code Section 382. During 2011, the Company updated its previous IRC Section 382 study and determined that its net operating loss carryforwards as of December 31, 2011 are not limited by IRC Section 382.

        Significant components of the Company's future tax assets and liabilities, after applying enacted corporate income tax rates, are as follows (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Deferred Income Tax Assets (Liabilities):
Net tax losses carried forward	$40,378	$29,584	$34,201
Stock-based compensation	5,225	5,138	3,964
Oil and gas properties	(17,543)	2,066	(1,506)
Canadian net operating loss and issuance costs	8,600	9,796	—
Derivatives (Mark to market) and other	7,530	2,200	210

	44,190	48,784	36,869
Valuation allowance on United States tax assets	(35,590)	(38,988)	(36,869)
Valuation allowance on Canadian tax assets	(8,600)	(9,796)	—

Future income tax asset, net	$—	$—	$—

        A reconciliation of the provision (benefit) for income taxes computed at the statutory rate:

	For the Years Ended December 31,
	2011	2010	2009
Federal	35.00%	35.00%	35.00%
State	2.23%	2.70%	1.80%
Other	0.00%	(2.50)%	(7.20)%
Valuation Allowance (United States and Canada)	(37.23)%	(35.20)%	(29.60)%

Net	0.00%	0.00%	0.00%

        The Company has not generated taxable income to-date and has incurred a cumulative book loss over the last three years, which led the Company to provide a valuation allowance against both U.S. and Canadian net deferred tax assets since it could not conclude that it is more likely than not that the net deferred tax assets will be fully realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At each reporting period, management considers the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, projected future taxable income and tax planning strategies in making this assessment. Future events or new evidence which may lead the Company to conclude that it is more likely than not that its net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings; consistent and sustained pre-tax earnings; sustained or continued improvements in oil and natural gas commodity prices; continued increases in production and proved reserves from the Williston Basin. The Company will continue to evaluate whether a valuation allowance on a separate country basis is needed in future reporting periods.

        As long as the Company concludes that it will continue to have a need for a full valuation allowance against its net deferred tax assets, the Company likely will not have any income tax expense or benefit, a release of a portion of the valuation allowance for net operating loss carryback claims or for state income taxes. Due to the valuation allowance, no income tax expense or benefit was recorded for the years ended December 31, 2011 and 2010.

        The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2011, the Company made no provision for interest or penalties related to uncertain tax positions. The Company files income tax returns in Canada and U.S. federal jurisdiction and various states. There are currently no Canadian or U.S. federal or state income tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service, state or local tax authorities for tax years ended on or before December 31, 2007 or Canadian tax examinations by the Canadian Revenue Agency for tax years ended on or before December 31, 2000. Although certain tax years are closed under the statute of limitations, tax authorities can still adjust tax losses being carried forward to open tax years.

Note 10—Common Stock

        In November 2011, the Company issued 48,300,000 shares of common stock in a public offering, including the full exercise of the underwriters' over-allotment option of 6,300,000 shares. All shares were sold at a price of $7.75 per share. The net proceeds of the offering, after deducting underwriting discounts, commissions and other offering expenses, were approximately $355.5 million. The net proceeds were used to reduce debt on the Company's credit facilities and fund the January 2012 Acquisition as described in Note 4—Acquisitions and Divestitures.

        In July 2011, the Company issued 27,600,000 shares of common stock in a public offering, which included the full exercise of the underwriters' over-allotment option of 3,600,000 shares. All shares were sold at a price of $6.10 per share. The net proceeds of the offering, after deducting underwriting discounts and commissions and Kodiak's estimated offering expenses, were approximately $159.8 million. The Company used $60.0 million of the net proceeds from the offering to repay debt outstanding under the credit facility.

        In June 2011, the Company issued 2,500,000 shares of common stock valued at approximately $14.4 million to a private, unaffiliated oil and gas company as part of the consideration for the June 2011 Acquired Properties. Please refer to Note 4—Acquisitions and Divestitures for additional discussion.

        In December 2010, the Company issued 28,750,000 shares of common stock in a public offering, including the full exercise of the underwriters' over-allotment option of 3,750,000 shares. All shares were sold at a price of $5.50 per share. The net proceeds of the offering, after deducting underwriting discounts, commissions and other offering expenses, were approximately $150.0 million. Approximately $50.0 million was used for reduction of debt and the remaining net proceeds were used for drilling and completion activities on the Company's leases in the Bakken oil play located in Dunn County, North Dakota and for other general corporate activities.

        In August 2010, the Company closed a public offering of 28,750,000 shares of common stock, including the full exercise of the underwriters' over-allotment option of 3,750,000 shares. All shares were sold at a price of $2.75 per share. The net proceeds of the offering, after deducting underwriting discounts, commissions and other offering expenses, were approximately $74.6 million. The net proceeds were used principally for drilling and completion activities on the Company's leases in the Bakken oil play located in Dunn County, North Dakota and for other general corporate activities.

Note 11—Share-Based Payments

        The Company has granted options to directors, officers, and employees of the Company under the 2007 Stock Incentive Plan (the "Plan"), amended on June 3, 2010 and further amended on June 15, 2011. The Plan authorizes the Company to issue stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards, other stock grants and other stock-based awards to any employee, consultant, independent contractor, director or officer providing services to the Company or to an affiliate of the Company. The maximum number of shares of common stock available for issuance under the Plan is equal to 14% of the Company's issued and outstanding shares of common stock, as calculated on January 1 of each respective year, subject to adjustment as provided in the Plan. As of January 1, 2011, the maximum number of shares issuable under the Plan, including those previously issued thereunder, was approximately 24.9 million shares. The June 15, 2011 amendment referenced above limited the number of shares of common stock available for granting incentive stock options under the Plan to 24.5 million shares, eliminated the limitation on the number of shares available for granting restricted stock and clarified the duration of the restriction limiting the grant of performance-based awards to individual Plan participants.

Stock Options

        Total compensation expense related to the stock options of $3.6 million, $3.6 million, and $3.3 million was recognized for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, there was $7.4 million of total unrecognized compensation cost related to stock options, which is expected to be amortized over a weighted-average period of 2.30 years.

        Compensation expense related to stock options is calculated using the Black Scholes-Merton valuation model. Expected volatilities are based on the historical volatility of Kodiak's common stock over a period consistent with that of the expected terms of the options. The expected terms of the options are estimated based on factors such as vesting periods, contractual expiration dates, historical trends in the Company's common stock price and historical exercise behavior. The risk-free rates for periods within the contractual life of the options are based on the yields of U.S. Treasury instruments with terms comparable to the estimated option terms. The following assumptions were used for the Black-Scholes-Merton model to calculate the share-based compensation expense for the period presented:

	For the Years Ended December 31,
	2011	2010	2009
Risk free rates	1.06 - 2.57%	0.70 - 3.02%	1.24 - 1.34%
Dividend yield	0%	0%	0%
Expected volatility	90.43 - 94.97%	95.01 - 102.11%	107.01 - 108.93%
Weighted average expected stock option life	6.01 years	4.55 years	2.97 years
The weighted average fair value at the date of grant for stock options granted is as follows:
Weighted average fair value per share	$5.10	$2.29	$0.77
Total options granted	1,712,500	2,937,000	1,150,000
Total weighted average fair value of options granted	$8,733,750	$6,732,504	$865,433

        A summary of the stock options outstanding is as follows:

	Number of Options	Weighted Average Exercise Price
Balance outstanding at January 1, 2009	7,507,499	$2.87
Granted	1,150,000	1.18
Canceled	(1,946,999)	4.65
Expired	(775,000)	0.45
Exercised	(350,500)	0.95

Balance outstanding at December 31, 2009	5,585,000	$2.36
Granted	2,937,000	3.26
Canceled	(343,809)	2.15
Exercised	(1,688,274)	2.13

Balance outstanding at December 31, 2010	6,489,917	$2.73
Granted	1,712,500	6.74
Canceled	(616,525)	3.61
Exercised	(994,734)	2.88

Balance outstanding at December 31, 2011	6,591,158	$3.77

Options exercisable at December 31, 2011	3,983,158	$2.72

        The following table summarizes information about stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.36 - $1.00	445,000	7.0	$0.36	445,000	7.0	$0.36
$1.01 - $2.00	895,917	2.4	$1.18	895,917	2.4	$1.18
$2.01 - $3.00	1,119,000	7.6	$2.38	530,000	7.1	$2.37
$3.01 - $4.00	1,971,741	4.8	$3.49	1,733,241	4.4	$3.49
$4.01 - $5.00	155,000	9.3	$4.47	25,000	8.9	$4.26
$5.01 - $6.00	293,000	9.4	$5.50	25,000	8.9	$5.44
$6.01 - $7.00	1,272,500	8.3	$6.41	329,000	—	$6.27
$7.01 - $8.00	125,000	9.4	$7.20	—	—	$—
$8.01 - $9.09	314,000	9.9	$8.81	—	—	$—

	6,591,158	6.4	$3.77	3,983,158	4.7	$2.72

        The aggregate intrinsic value of both outstanding and vested options as of December 31, 2011 was $37.7 million, based on the Company's December 30, 2011 closing common stock price of $9.50. This amount would have been received by the option holders had all option holders exercised their options as of that date. The total grant date fair value of the shares vested during 2011 was $4.0 million.

Restricted Stock, Performance Awards and Cash Awards

        Total compensation expense related to restricted stock shares, restricted stock units ("RSUs") and performance awards ("PAs") of $1.6 million, $867,000, and $80,000 was recognized during the years ended December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011, there was $7.1 million of total unrecognized compensation cost related to the restricted stock and performance awards, which is expected to be amortized over a weighted-average period of 2.31 years.

        In the first quarter 2011, the Company awarded tandem grants of 105,000 performance based RSUs and 52,500 PAs to employees and officers pursuant to the Company's 2007 Plan. Upon the determination in late 2011, that the performance measures were satisfied to which these RSUs and PAs relate, one-fourth of such awards vested and the remaining three-fourths will vest annually over the remaining three year service period. The Company began recognizing compensation expense related to these grants beginning in 2011 over the vesting period. Additionally, in the first quarter of 2011, the Company awarded tandem grants of 22,500 shares of restricted stock and 11,250 cash awards to its independent directors pursuant to the Company's 2007 Plan. These restricted stock shares and cash awards vest after a one year service period, and the Company began recognizing compensation expense related to these grants over the vesting period beginning in the first quarter 2011. The Company recognizes compensation cost for performance based grants on a tranche level and service-based grants on a straight-line basis over the requisite service period for the entire award. The fair value of restricted stock and RSU grants is based on the stock price on the grant date and the Company assumed no annual forfeiture rate.

        The PAs are payable in cash, except the Company may, in its discretion, determine to pay out the PAs on the vesting date through the issuance of shares of the Company's common stock. During 2011, all vested PAs were paid in cash. Consequently, as the remaining PAs will likely be settled in cash upon vesting, a liability was recorded in the amount of $635,000 at December 31, 2011. The liability for the PAs is remeasured at each quarter.

        In the fourth quarter 2011, the Company awarded 775,611 performance based RSUs to officers pursuant to the Company's 2007 Plan. Subject to the satisfaction of certain performance-based conditions, the RSUs vest one-quarter per year over a four year service period and the Company began recognizing compensation expense related to these grants beginning in the fourth quarter 2011 over the vesting period. The Company recognizes compensation cost for performance based grants on a tranche level basis over the requisite service period for the entire award. The fair value of RSU's granted is based on the stock price on the grant date and the Company assumed no annual forfeiture rate.

        Additionally, during 2011, the Company issued stock awards of 121,974 shares to certain officers in lieu of cash bonuses. The Company recognized compensation expense based upon the fair market value of its common stock on the date of the grant in the amount of $870,000.

        As of December 31, 2011, there were 985,611 unvested RSUs and 22,500 unvested restricted stock shares with a combined weighted average grant date fair value of $8.48 per share. The total fair value vested during 2011 was $1.4 million. A summary of the RSUs and restricted stock shares outstanding is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock at January 1, 2009	8,000	$3.59
Granted	—	—
Forfeited	—	—
Vested	—	—

Non-vested restricted stock at December 31, 2009	8,000	$3.59

Granted	175,000	6.60
Forfeited	—	—
Vested	—	—

Non-vested restricted stock at December 31, 2010	183,000	$6.47

Granted	1,025,085	8.51
Forfeited	—	—
Vested	(199,974)	6.78

Non-vested restricted stock at December 31, 2011	1,008,111	$8.48

Note 12—Earnings Per Share

        Basic net income (loss) per share is computed by dividing net income (loss) attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share includes shares of restricted stock units, and the potential dilution that could occur upon exercise of options to acquire common stock computed using the treasury stock method, which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period). Additionally, subsequent to December 31, 2011, the Company issued approximately 5.1 million shares of common stock to a private, unaffiliated oil and gas company as part of the consideration for the January 2012 Acquired Properties that are not included in the basic and diluted earnings per share calculation. Please refer to Note 4—Acquisitions and Divestitures for additional discussion.

        In accordance with ASC 260-10-45, Share-Based Payment Arrangements and Participating Securities and the Two-Class Method, the Company's unvested restricted stock shares are deemed participating securities, since these shares would be entitled to participate in dividends declared on common shares. During periods of net income, the calculation of earnings per share for common stock exclude income attributable to the restricted stock shares from the numerator and exclude the dilutive impact of those shares from the denominator. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company.

        The performance based restricted stock units and unexercised stock options are not participating securities, since these shares are not entitled to participate in dividends declared on common shares. The number of potentially dilutive shares attributable to the performance based restricted stock units is based on the number of shares, if any, which would be issuable at the end of the respective reporting period, assuming that date was the end of the performance measurement period. Please refer to Note 11—Share-Based Payments under the heading Restricted Stock Units, Performance Awards and Cash Awards for additional discussion.

        The table below sets forth the computations of basic and diluted net income (loss) per share for the years ended December 31, 2011, 2010, and 2009 (in thousands, except per share data):

	For the Years Ended December 31,
	2011	2010	2009
Basic net income (loss)	$3,875	$(2,402)	$(2,563)
Income allocable to participating securities	(1)	—	—

Diluted net income (loss)	$3,874	$(2,402)	$(2,563)

Basic weighted average common shares outstanding	197,579,298	131,444,440	103,688,733
Effect of dilutive securities
Options to purchase common shares	5,567,158	—	—
Assumed treasury shares purchased	(2,691,509)	—	—
Unvested restricted stock units	97,045	—	—

Diluted weighted average common shares outstanding	200,551,992	131,444,440	103,688,733

Basic net income (loss) per share	$0.02	$(0.02)	$(0.02)

Diluted net income (loss) per share	$0.02	$(0.02)	$(0.02)

        The following options and unvested restricted shares, which could be potentially dilutive in future periods, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive for the periods indicated:

	For the Years Ended December 31,
	2011	2010	2009
Anti-dilutive shares	1,121,045	1,207,000	1,403,000

Note 13—Benefit Plans

401(k) Plan

        In 2008 the Company established a 401(k) plan for the benefit of its employees. Eligible employees may make voluntary contributions not exceeding statutory limitations to the plan. The Company matches 100% of employee contributions up to 3% of the employee's salary and 50% of an additional 2% of employee contributions. Employees are vested 100% for all contributions upon participation. The matching contribution recorded in 2011 and 2010 respectively was $214,000 and $116,000.

Other Company Benefits

        The Company provides a health, dental, vision, life, and disability insurance benefit to all regular full-time employees paid to a maximum of $1,000 per month per employee.

Note 14—Commitments and Contingencies

Leases

        The Company leases office space in Denver, Colorado and Dickinson, North Dakota under separate operating lease agreements. The Denver, Colorado lease expires on October 31, 2016. The Dickinson, North Dakota lease expires December 31, 2013. Total rental commitments under non-cancelable leases for office space were $2.9 million at December 31, 2011. The future minimum lease payments under these non-cancelable leases are as follows: $580,000 in 2012, $600,000 in 2013, $600,000 in 2014, $625,000 in 2015, and $540,000 in 2016.

Drilling Rigs

        As of December 31, 2011 the Company was subject to commitments on five drilling rig contracts. Two of the contracts expire in 2012 and three expire in 2013. In the event of early termination under all of these contracts, the Company would be obligated to pay an aggregate amount of approximately $36.5 million as of December 31, 2011 as required under the varying terms of such contracts. Subsequent to year-end, as part of the January 2012 Acquisition, the Company assumed an additional one year drilling rig contract commencing on January 15, 2012. In the event of early termination under this contract, the Company would be obligated to pay an additional $5.7 million.

Pressure Pumping Services

        In the first quarter of 2011, the Company entered into a two-year agreement with a pressure-pumping service company, commencing on September 1, 2011, that would provide 24-hour per day frac crew availability for 14 days per month, to be reconciled on a quarterly basis. In the event of early contract termination under the agreement, the Company would be obligated to pay approximately $20.0 million as of December 31, 2011. In October 2011, the Company amended the agreement to provide 24-hour frac crew availability for 30 days per month. The new terms will commence in January 2012. Under the new agreement in the event of early contract termination, the Company would be obligated to pay approximately $36.0 million for the first six months and then the obligation would reduce monthly thereafter.

Guarantees

        During 2011, the Company issued $650.0 million of Senior Notes due in 2019 and are guaranteed on a senior unsecured basis by our wholly owned subsidiary, Kodiak Oil & Gas (USA) Inc. Kodiak Oil & Gas Corp, as the parent company, has no independent assets or operations. The guarantee is full and unconditional, and the parent company has no other subsidiaries. In addition, there are no restrictions on the ability of the parent company to obtain funds from its subsidiary by dividend or loan. Finally, the parent company's wholly-owned subsidiary does not have restricted assets that exceed 25% of net assets as of the most recent fiscal year end that may not be transferred to the parent company in the form of loans, advances or cash dividends by the subsidiary without the consent of a third party.

        The Company may issue additional debt securities in the future that the Company's wholly-owned subsidiary, Kodiak Oil & Gas (USA) Inc., may guarantee. Any such guarantee is expected to be full, unconditional and joint and several. As stated above, the Company has no independent assets or operations nor does it have any other subsidiaries, and there are no significant restrictions on the ability of the Company to receive funds from the Company's subsidiary through dividends, loans, and advances or otherwise.

Other

        As is customary in the oil and gas industry, the Company may at times have commitments in place to reserve or earn certain acreage positions or wells. If the Company does not meet such commitments, the acreage positions or wells may be lost.

Note 15—Supplemental Oil and Gas Reserve Information (Unaudited)

Oil and Natural Gas Reserve Quantities (Unaudited)

        The reserves at December 31, 2011, 2010 and 2009 presented below were prepared by the independent engineering firm, Netherland, Sewell & Associates, Inc. All reserves are located within the continental United States. Proved oil and natural gas reserves are the estimated quantities of oil and natural gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions (i.e., prices and costs) existing at the time the estimate is made. Proved developed oil and natural gas reserves are proved reserves that can be expected to be recovered through existing wells and equipment in place and under operating methods being utilized at the time the estimates were made. A variety of methodologies are used to determine our proved reserve estimates. The principal methodologies employed are reservoir simulation, decline curve analysis, volumetric, material balance, advance production type curve matching, petro-physics/log analysis and analogy. Some combination of these methods is used to determine reserve estimates in substantially all of our fields. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established proved producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

        The following table sets forth information for the years ended December 31, 2011, 2010 and 2009 with respect to changes in the Company's proved (i.e. proved developed and undeveloped) reserves:

	Crude Oil (MBbls)	Natural Gas (MMcf)
December 31, 2008(1)	344.4	1,218.0
Revisions of previous estimates	(104.1)	(339.5)
Purchase of reserves	—	—
Extensions, discoveries, and other additions	3,775.0	3,293.6
Sale of reserves	(16.1)	(103.2)
Production	(182.5)	(220.5)

December 31, 2009	3,816.7	3,848.4
Revisions of previous estimates	329.7	(202.7)
Purchase of reserves	3,059.5	2,905.9
Extensions, discoveries, and other additions	3,236.8	2,570.6
Sale of reserves	—	—
Production	(432.3)	(162.1)

December 31, 2010	10,010.4	8,960.1
Revisions of previous estimates	1,983.2	268.5
Purchase of reserves	7,104.8	4,995.4
Extensions, discoveries, and other additions	17,821.8	12,108.6
Sale of reserves	(0.2)	(270.7)
Production	(1,344.5)	(522.7)

December 31, 2011	35,575.5	25,539.2

Proved Developed Reserves, included above:
Balance, December 31, 2008(1)	344.4	1,218.0

Balance, December 31, 2009	1,170.4	1,454.9

Balance, December 31, 2010	3,756.4	3,653.0

Balance, December 31, 2011	13,178.8	8,956.8

Proved Undeveloped Reserves, included above:
Balance, December 31, 2008(1)	—	—

Balance, December 31, 2009	2,646.3	2,393.5

Balance, December 31, 2010	6,254.0	5,307.1

Balance, December 31, 2011	22,396.7	16,582.4

(1)
The reserve estimates at December 31, 2008 use the FASB's rules in effect at that time applying year-end crude oil and natural gas prices relating to the Company's proved reserves to the year end quantities of those reserves.
  •
  The values for the 2011 oil and gas reserves are based on the 12 month arithmetic average first of month price January through December 31, 2011 crude oil price of $95.99 per barrel (West Texas Intermediate price) and natural gas price of $3.94 per MMBtu (Questar Rocky Mountains price) or $4.17 per MMBtu (Northern Ventura price). All prices are then further adjusted for transportation, quality and basis differentials. The average resulting price used as of December 31, 2011 was $88.40 per barrel of oil and $5.50 per Mcf for natural gas.

  •
  The values for the 2010 oil and gas reserves are based on the 12 month arithmetic average first of month price January through December 31, 2010 crude oil price of $79.40 per barrel (West Texas Intermediate price) and natural gas price of $3.92 per MMBtu (Questar Rocky Mountains price) or $4.39 per MMBtu (Northern Ventura price). All prices are then further adjusted for transportation, quality and basis differentials. The average resulting price used as of December 31, 2010 was $69.15 per barrel of oil and $5.07 per Mcf for natural gas.

  •
  The values for the 2009 oil and gas reserves are based on the 12 month arithmetic average first of month price January through December 31, 2009 crude oil price of $61.08 per barrel (West Texas Intermediate price) and natural gas price of $3.02 per MMBtu (Questar Rocky Mountains price) or $3.95 per MMBtu (Northern Ventura price). All prices are then further adjusted for transportation, quality and basis differentials. The average resulting price used as of December 31, 2009 was $51.81 per barrel of oil and $3.60 per Mcf for natural gas.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Unaudited)

        The Company follows the guidelines prescribed in ASC Topic 932, Extractive Activities—Oil and Gas for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The following summarizes the policies used in the preparation of the accompanying oil and natural gas reserve disclosures, standardized measures of discounted future net cash flows from proved oil and natural gas reserves and the reconciliations of standardized measures from year to year.

        The information is based on estimates of proved reserves attributable to the Company's interest in oil and natural gas properties as of December 31 of the years presented. These estimates were prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers.

        The standardized measure of discounted future net cash flows from production of proved reserves was developed as follows: (1) Estimates are made of quantities of proved reserves and future periods during which they are expected to be produced based on year-end economic conditions. (2) The estimated future cash flows are compiled by applying the twelve month average of the first of the month prices of crude oil and natural gas relating to the Company's proved reserves to the year-end quantities of those reserves for reserves as of December 31, 2011, 2010 and 2009. The estimated future cash flows for the year ended December 31, 2008 are compiled by applying the year-end crude oil and natural gas prices relating to the Company's proved reserves to the year-end quantities of those reserves. (3) The future cash flows are reduced by estimated production costs, costs to develop and produce the proved reserves and abandonment costs, all based on year-end economic conditions, plus Company overhead incurred. (4) Future income tax expenses are based on year-end statutory tax rates giving effect to the remaining tax basis in the oil and natural gas properties, other deductions, credits and allowances relating to the Company's proved oil and natural gas reserves. (5) Future net cash flows are discounted to present value by applying a discount rate of 10%.

        The assumptions used to compute the standardized measure are those prescribed by the FASB and the SEC. These assumptions do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves, nor their present value. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations, since these reserve quantity estimates are the basis for the valuation process. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established proved producing oil and gas properties. The standardized measure of discounted future net cash flows does not purport, nor should it be interpreted, to present the fair value of the Company's oil and natural gas reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

        The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in ASC Topic 932 (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Future oil and gas sales	$3,285,461	$737,631	$211,632
Future production costs	(962,680)	(185,405)	(56,592)
Future development costs	(504,762)	(145,093)	(45,911)
Future income tax expense	(431,650)	(31,980)	—

Future net cash flows	1,386,369	375,153	109,129

10% annual discount	(726,394)	(220,585)	(70,066)
Standardized measure of discounted future net cash flows(1)	$659,975	$154,568	$39,063

(1)
Our calculations of the standardized measure of discounted future net cash flows include the effect of estimated future income tax expenses for all years reported. For purposes of the Standardized Measure calculation, it was assumed that all of our NOLs will be realized within future carryforward periods. All of the Company's operations, and resulting NOLs, are attributable to our oil and gas assets.

        The following are the principal sources of change in the Standardized Measure (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Balance at beginning of period	$154,568	$39,063	$5,328
Sales of oil and gas, net	(93,102)	(24,200)	(9,057)
Net change in prices and production costs	92,165	30,398	4,178
Net change in future development costs	(8,563)	(1,739)	—
Extensions and discoveries	424,635	39,120	42,816
Acquisition of reserves	165,152	42,007	—
Sale of reserves	(29)	—	(365)
Revisions of previous quantity estimates	43,311	4,144	(1,611)
Previously estimated development costs incurred	34,236	14,904	—
Net change in income taxes	(184,146)	(6,560)	—
Accretion of discount	16,113	3,906	433
Other	15,635	13,525	(2,659)

Balance at end of period	$659,975	$154,568	$39,063

Note 16—Quarterly Financial Information (Unaudited):

        The Company's quarterly financial information for fiscal 2011 and 2010 is as follows (in thousands, except share data):

	For the Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$13,334	$22,113	$29,528	$55,011
Income from operations(1)	$7,039	$13,148	$16,222	$24,624
Other income (expense)	$(9,556)	$5,061	$19,172	$(52,340)
Net income (loss)	$(7,235)	$14,020	$30,845	$(33,755)
Basic net income (loss) per share	$(0.04)	$0.08	$0.15	$(0.15)
Diluted net income (loss) per share	$(0.04)	$0.08	$0.15	$(0.15)
	For the Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$5,721	$6,121	$8,131	$11,022
Income from operations(1)	$3,178	$3,084	$4,345	$5,359
Other income (expense)	$(112)	$160	$(1,223)	$1,143
Net income (loss)	$981	$621	$361	$(4,365)
Basic net income (loss) per share	$0.01	$0.01	$0.00	$(0.03)
Diluted net income (loss) per share	$0.01	$0.01	$0.00	$(0.03)

(1)
Excludes interest income (expense), other income (expense), unrealized gain (loss) on commodity price risk management activities and general and administrative expense.

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

        Management (with the participation of the principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of the company's internal control over financial reporting as of December 31, 2011 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management, with the participation of the CEO and CFO, concluded that the company's internal control over financial reporting was effective as of December 31, 2011. Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued an attestation report on the effectiveness of internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

        The attestation report required under this Item 9A is set forth below under the caption "Report of Independent Registered Public Accounting Firm."

Changes in Internal Control over Financial Reporting

        Management, with the participation of the CEO and CFO, concluded that there were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Kodiak Oil & Gas Corp.

        We have audited Kodiak Oil & Gas Corp.'s (the "Company") internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kodiak Oil & Gas Corp.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Kodiak Oil & Gas Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Kodiak Oil & Gas Corp. as of December 31, 2011, and the related consolidated statement of operations, stockholders' equity, and cash flows for the year ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Denver, Colorado
February 28, 2012

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information responsive to Items 401, 405, 406 and 407 of Regulation S-K to be included in our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders, to be filed within 120 days of December 31, 2011, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "2012 Proxy Statement"), is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information responsive to Items 402 and 407 of Regulation S-K to be included in our 2012 Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information responsive to Items 201(d) and 403 of Regulation S-K to be included in our 2012 Proxy Statement is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information responsive to Items 404 and 407 of Regulation S-K to be included in our 2012 Proxy Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information responsive to Item 9(e) of Schedule 14A to be included in our 2012 Proxy Statement is incorporated herein by reference.

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

  Amendment No. 2 to Kodiak Oil & Gas Corp. 2007 Stock Incentive Plan in the exhibit list below.

  Executive Employment Agreement effective January 1, 2011 between Kodiak Oil & Gas Corp. and Lynn A. Peterson identified in the exhibit list below.

  Executive Employment Agreement effective January 1, 2011 between Kodiak Oil & Gas Corp. and James P. Henderson identified in the exhibit list below.

  Executive Employment Agreement effective January 1, 2011 between Kodiak Oil & Gas Corp. and James E. Catlin identified in the exhibit list below.

  Employment Agreement effective January 1, 2011 between Kodiak Oil & Gas Corp. and Russell A. Branting identified in the exhibit list below.

  Employment Agreement effective January 1, 2011 between Kodiak Oil & Gas Corp. and Russ D. Cunningham identified in the exhibit list below.

(b)
Exhibits

Exhibit Number	Description
2.1	Asset Purchase Agreement, entered into October 19, 2010, by and among Peak Grasslands, LLC, Kodiak Oil & Gas (USA) Inc., and Kodiak Oil & Gas Corp. (filed as Exhibit 2.1 to the registrant's Current Report on Form 8-K filed on October 25, 2010 and incorporated herein by reference)
2.2
Purchase and Sale Agreement among Ursa Resources Group LLC, Kodiak Oil & Gas (USA) Inc. and Kodiak Oil & Gas Corp. dated May 20, 2011 (filed as Exhibit 2.1 to the registrant's Current Report on Form 8-K/A filed on June 29, 2011 and incorporated herein by reference)

Exhibit Number	Description
2.3	Purchase and Sale Agreement between BTA Oil Producers LLC, and Kodiak Oil & Gas (USA) Inc. dated September 27, 2011 (filed as Exhibit 2.1 to the registrant's Quarterly Report on Form 10-Q filed on November 3, 2011 and incorporated herein by reference)
2.4
Purchase and Sale Agreement by and among North Plains Energy, LLC (Seller), Kodiak Oil & Gas (USA) Inc. (Buyer) and Kodiak Oil & Gas Corp. (Parent), dated as of November 14, 2011 (filed as Exhibit 2.1 to the registrant's Current Report on Form 8-K/A filed on November 17, 2011 and incorporated herein by reference)
2.5
Purchase and Sale Agreement by and among Mercuria Bakken, LLC (Seller), Kodiak Oil & Gas (USA) Inc. (Buyer) and Kodiak Oil & Gas Corp. (Parent), dated as of November 14, 2011 (filed as Exhibit 2.2 to the registrant's Current Report on Form 8-K/A filed on November 17, 2011 and incorporated herein by reference)
3.1
Certificate of Continuance of Kodiak Oil & Gas Corp., dated September 20, 2001 (filed as Exhibit 1.1 to the registrant's Registration Statement on Form 20-F filed on November 23, 2005 and incorporated herein by reference)
3.2	Articles of Continuation of Kodiak Oil & Gas Corp. (filed as Exhibit 1.2 to the registrant's Registration Statement on Form 20-F filed on November 23, 2005 and incorporated herein by reference)
3.3	Amended and Restated By-Law No. 1 of the Company (filed as Exhibit 3.3 to the registrant's Quarterly Report on Form 10-Q filed on May 9, 2008 and incorporated herein by reference)
3.4
Articles of Incorporation of Kodiak Oil and Gas (USA) Inc. (filed as Exhibit 3.3 to the registrant's Registration Statement on Form S-3 (Registration No. 333-169517) filed on September 22, 2010 and incorporated herein by reference)
4.1
Form of common stock certificate (filed as Exhibit 4.6 to the registrant's Registration Statement on Form S-3ASR (Registration No. 333-173520) filed on April 15, 2011 and incorporated herein by reference)
4.1
Form of senior indenture between Kodiak Oil & Gas Corp. and one or more trustees to be named (filed as Exhibit 4.7 to the registrant's Registration Statement on Form S-3ASR (Registration No. 333-173520) filed on April 15, 2011 and incorporated herein by reference)
4.2
Form of subordinated indenture between Kodiak Oil & Gas Corp. and one or more trustees to be named (filed as Exhibit 4.8 to the registrant's Registration Statement on Form S-3ASR (Registration No. 333-173520) filed on April 15, 2011 and incorporated herein by reference)
4.4
Indenture, dated November 23, 2011, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., U.S. Bank National Association and Computershare Trust Company of Canada (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on November 23, 2011 and incorporated herein by reference)
4.5
Registration Rights Agreement, dated November 23, 2011, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., Credit Suisse Securities (USA) LLC, Wells Fargo Securities, LLC, KeyBanc Capital Markets Inc. and RBC Capital Markets, LLC (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on November 23, 2011 and incorporated herein by reference)
10.1	Kodiak Oil & Gas Corp. Incentive Share Option Plan (filed as Exhibit 4.5 to the registrant's Registration Statement on Form 20-F filed on November 23, 2005 and incorporated herein by reference)

Exhibit Number	Description
10.2	Kodiak Oil & Gas Corp. 2007 Stock Incentive Plan (filed as Appendix A to the registrant's Definitive Proxy Statement filed on April 27, 2007 and incorporated herein by reference)
10.3	Amendment No. 1 to Kodiak Oil & Gas Corp. 2007 Stock Incentive Plan (filed as Appendix A to the registrant's Definitive Proxy Statement filed on April 30, 2010 and incorporated herein by reference)
10.4	Amendment No. 2 to Kodiak Oil & Gas Corp. 2007 Stock Incentive Plan (filed as Appendix A to the registrant's Definitive Proxy Statement filed on April 28, 2011 and incorporated herein by reference)
10.5
Form of Incentive Stock Option Agreement for 2007 Stock Incentive Plan (filed as Exhibit 4.2 to the registrant's Registration Statement on Form S-8 (Registration No. 333-138704) filed on July 26, 2007 and incorporated herein by reference)
10.6
Form of Employee Non-incentive Stock Option Agreement for 2007 Stock Incentive Plan (filed as Exhibit 4.3 to the registrant's Registration Statement on Form S-8 (Registration No. 333-138704) filed on July 26, 2007 and incorporated herein by reference)
10.7
Form of Directors' Non-incentive Stock Option Agreement for 2007 Stock Incentive Plan (filed as Exhibit 4.4 to the registrant's Registration Statement on Form S-8 (Registration No. 333-138704) filed on July 26, 2007 and incorporated herein by reference)
10.8
Form of Non-Incentive Performance-Based Stock Option Agreement for 2007 Stock Incentive Plan (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on March 19, 2008 and incorporated herein by reference)
10.9
Form of Stock Award Agreement for 2007 Stock Incentive Plan (filed as Exhibit 10.8 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 3, 2011 and incorporated herein by reference)
10.10
Form of Restricted Stock Unit and Performance Award Agreement for 2007 Stock Incentive Plan (filed as Exhibit 10.9 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 3, 2011 and incorporated herein by reference)
10.11
Form of Restricted Stock and Cash Award Agreement for 2007 Stock Incentive Plan (filed as Exhibit 10.10 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 3, 2011 and incorporated herein by reference)
10.12	Form of Restricted Stock Unit Award Agreement for 2007 Stock Incentive Plan
10.13	Form of Restricted Stock Agreement for 2007 Stock Incentive Plan
10.14	Form of Stock Option Termination Agreement (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on January 6, 2010 and incorporated herein by reference)
10.15
Fourth Amendment to Lease, dated February 14, 2007, between Transwestern Broadreach WTC, LLC and Kodiak Oil & Gas (USA) Inc. (filed as Exhibit 10.14 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 27, 2007 and incorporated herein by reference)
10.16
Fifth Amendment to Lease, dated May 31, 2007 between Transwestern Broadreach WTC, LLC and Kodiak Oil & Gas (USA) Inc. (filed as Exhibit 10.3 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 14, 2008 and incorporated herein by reference)

Exhibit Number	Description
10.17	Executive Employment Agreement, effective January 1, 2011, by and among Lynn A. Peterson, Kodiak Oil & Gas (USA) Inc. and Kodiak Oil & Gas Corp. (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on January 6, 2011 and incorporated herein by reference)
10.18
Executive Employment Agreement, effective January 1, 2011, by and among James E. Catlin, Kodiak Oil & Gas (USA) Inc. and Kodiak Oil & Gas Corp. (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on January 6, 2011 and incorporated herein by reference)
10.19
Executive Employment Agreement, effective January 1, 2011, by and among James P. Henderson, Kodiak Oil & Gas (USA) Inc. and Kodiak Oil & Gas Corp. (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on January 6, 2011 and incorporated herein by reference)
10.20
Employment Agreement between Kodiak Oil and Gas Corp. and Russell A. Branting dated January 1, 2011 (filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q filed on August 4, 2011 and incorporated herein by reference)
10.21
Employment Agreement between Kodiak Oil and Gas Corp. and Russ D. Cunningham dated January 1, 2011 (filed as Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q filed on August 4, 2011 and incorporated herein by reference)
10.22
Officer Position Termination and General Release Agreement between the Company and James K. Doss, effective March 18, 2010 (filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed on May 7, 2010 and incorporated herein by reference)
10.23
Credit Agreement dated as of May 24, 2010 among Kodiak Oil & Gas (USA) Inc., Wells Fargo Bank, N.A. and The Lenders Signatory Thereto (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 27, 2010 and incorporated herein by reference)
10.24
First Amendment to Credit Agreement among Kodiak Oil & Gas (USA) Inc., Wells Fargo Bank, N.A. and The Lenders Signatory Thereto, effective as of November 30, 2010 (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 2, 2010 and incorporated herein by reference)
10.25
Second Amendment to Credit Agreement among Kodiak Oil & Gas (USA) Inc., Wells Fargo Bank, N.A., and the Lenders Signatory Thereto, effective as of April 13, 2011 (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on April 19, 2011 and incorporated herein by reference)
10.26
Amended and Restated Credit Agreement, dated as of October 28, 2011, among Kodiak Oil & Gas (USA) Inc., Wells Fargo Bank, N.A. and The Lenders Party Thereto (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on November 3, 2011 and incorporated herein by reference)
10.27
First Amendment and Limited Waiver to Amended and Restated Credit Agreement among Kodiak Oil & Gas (USA) Inc., as Borrower, Wells Fargo Bank, N.A., as Administrative Agent, and The Lenders Signatory Thereto, dated as of November 14, 2011 (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on November 14, 2011 and incorporated herein by reference)

Exhibit Number	Description
10.28	Second Amendment to Amended and Restated Credit Agreement among Kodiak Oil & Gas (USA) Inc., as Borrower, Wells Fargo Bank, N.A., as Administrative Agent, and The Lenders Signatory Thereto, executed as of November 14, 2011 (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on November 14, 2011 and incorporated herein by reference)
10.29
Third Amendment to Amended and Restated Credit Agreement among Kodiak Oil & Gas (USA) Inc., as Borrower, Wells Fargo Bank, N.A., as Administrative Agent, and The Lenders Signatory Thereto, dated as of January 10, 2012 (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on January 17, 2012 and incorporated herein by reference)
10.30
Guarantee and Collateral Agreement dated as of May 24, 2010 by Kodiak Oil & Gas (USA) Inc. in favor of Wells Fargo Bank, N.A. as administrative agent (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on May 27, 2010 and incorporated herein by reference)
10.31
Amended and Restated Guarantee and Collateral Agreement made by each of the Grantors (as defined therein) in favor of Wells Fargo Bank, N.A., dated as of October 28, 2011 (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on November 3, 2011 and incorporated herein by reference)
10.32
Guarantee and Pledge Agreement dated as of May 24, 2010 by Kodiak Oil & Gas Corp. in favor of Wells Fargo Bank, N.A. as administrative agent (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on May 27, 2010 and incorporated herein by reference)
10.33
Amended and Restated Guarantee and Pledge Agreement made by Kodiak Oil & Gas Corp. in favor of Wells Fargo Bank, N.A., dated as of October 28, 2011 (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on November 3, 2011 and incorporated herein by reference)
10.34
Second Lien Credit Agreement, dated as of November 30, 2010, among Kodiak Oil & Gas (USA) Inc., Wells Fargo Energy Capital, Inc. and The Lenders Party Thereto (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on December 2, 2010 and incorporated herein by reference)
10.35
Agreement and Amendment No. 1 to Second Lien Credit Agreement, dated as of July 15, 2011, among Kodiak Oil & Gas (USA) Inc., Kodiak Oil & Gas Corp., as guarantor, the lender parties and Wells Fargo Energy Capital, Inc. (filed as exhibit 10.1 to the registrant's Current Report on Form 8-K filed on July 18, 2011 and incorporated herein by reference)
10.36
Amended and Restated Second Lien Credit Agreement, dated as of October 28, 2011, among Kodiak Oil & Gas (USA) Inc., Wells Fargo Energy Capital, Inc. and The Lenders Party Thereto (filed as Exhibit 10.4 to the registrant's Current Report on Form 8-K filed on November 3, 2011 and incorporated herein by reference)
10.37
First Amendment and Limited Waiver to Amended and Restated Second Lien Credit Agreement among Kodiak Oil & Gas (USA) Inc., as Borrower, Wells Fargo Energy Capital, Inc., as Administrative Agent, and The Lenders Signatory Thereto, dated as of November 14, 2011 (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on November 14, 2011 and incorporated herein by reference)

Exhibit Number	Description
10.38	Second Lien Guarantee and Pledge Agreement made by Kodiak Oil & Gas Corp. in favor of Wells Fargo Energy Capital, Inc., dated as of November 30, 2010 (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on December 2, 2010 and incorporated herein by reference)
10.39
Amended and Restated Second Lien Guarantee and Pledge Agreement made by Kodiak Oil & Gas Corp. in favor of Wells Fargo Energy Capital, Inc., dated as of October 28, 2011 (filed as Exhibit 10.5 to the registrant's Current Report on Form 8-K filed on November 3, 2011 and incorporated herein by reference)
10.40
Second Lien Guarantee and Collateral Agreement made by each of the Grantors (as defined therein) in favor of Wells Fargo Energy Capital, Inc., dated as of November 30, 2010 (filed as Exhibit 10.4 to the registrant's Current Report on Form 8-K filed on December 2, 2010 and incorporated herein by reference)
10.41
Amended and Restated Second Lien Guarantee and Collateral Agreement made by each of the Grantors (as defined therein) in favor of Wells Fargo Energy Capital, Inc., dated as of October 28, 2011. (filed as Exhibit 10.6 to the registrant's Current Report on Form 8-K filed on November 3, 2011 and incorporated herein by reference)
10.42
Purchase Agreement, dated November 18, 2011, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., and Credit Suisse Securities (USA) LLC, Wells Fargo Securities, LLC, KeyBanc Capital Markets Inc. and RBC Capital Markets, LLC, as representatives of the several purchasers identified therein (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on November 23, 2011 and incorporated herein by reference)
12.1	Computation of Ratio of Earnings to Fixed Charges
16.1
Letter from Hein & Associates LLP, Independent Registered Public Accounting Firm, to the Securities and Exchange Commission dated April 5, 2011, regarding change in certifying accountant (filed as Exhibit 16.1 to the registrant's Current Report on Form 8-K filed on April 5, 2011 and incorporated herein by reference)
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
23.2	Consent of Hein & Associates LLP
23.3	Consent of Netherland Sewell & Associates, Inc.
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1	Reserve Estimate Report of Netherland Sewell & Associates, Inc.
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

GLOSSARY OF CRUDE OIL AND NATURAL GAS TERMS

        The following technical terms defined in this section are used throughout this Form 10-K:

        "3-D seismic" or "3-D data" means seismic data that is acquired and processed to yield a three-dimensional picture of the subsurface.

        "Bbl" means one stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

        "Bcf" means one billion cubic feet of natural gas.

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

        "EUR" means estimated ultimate recovery. EUR is an approximation of the quantity of oil or gas that is potentially recoverable or has already been recovered from a reserve or well.

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

        "Horizontal drilling" means a well bore that is drilled laterally.

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

        "MBbl" One thousand barrels of crude oil, condensate or natural gas liquids.

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

        "NYMEX" means New York Mercantile Exchange.

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

KODIAK OIL & GAS CORP. (Registrant)
Date: February 28, 2012	By:	/s/ LYNN A. PETERSON Lynn A. Peterson President and Chief Executive Officer (principal executive officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ LYNN A. PETERSON Lynn A. Peterson	President and Chief Executive Officer (principal executive officer)	February 28, 2012
By:	/s/ JAMES E. CATLIN James E. Catlin	Executive Vice President	February 28, 2012
By:	/s/ JAMES P. HENDERSON James P. Henderson	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	February 28, 2012
By:	/s/ HERRICK K. LIDSTONE, JR. Herrick K. Lidstone, Jr.	Director	February 28, 2012
By:	/s/ RODNEY D. KNUTSON Rodney D. Knutson	Director	February 28, 2012
By:	/s/ WILLIAM J. KRYSIAK William J. Krysiak	Director	February 28, 2012