Form 10-K/A
period 2011-12-31
Kodiak Oil & Gas Corp
filed 2012-04-30
CIK 1322866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number: 001-32920

(Exact name of registrant as specified in its charter)

Yukon Territory	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1625 Broadway, Suite 250
Denver, Colorado 80202	(303) 592-8075
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

At June 30, 2011, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $1,048,428,843. The number of shares of the registrant’s Common Stock outstanding as of February 27, 2012, was 263,073,025.

DOCUMENTS INCORPORATED BY REFERENCE

None.

KODIAK OIL & GAS CORP.
FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Kodiak Oil & Gas Corp. (“Kodiak”, “we”, “our”, “us”, or the “Company”) for the year ended December 31, 2011, which was originally filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2012, is being filed to include the responses to the items required by Part III that we previously intended to incorporate by reference to the proxy statement for our 2012 annual meeting of shareholders. Additionally, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has filed the certifications required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Except as specifically provided otherwise herein, this Amendment No. 1 does not reflect events occurring after February 28, 2012, the date of the filing of our original Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.  Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K originally filed on February 28, 2012.

PART III

ITEM 10.                                    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our current directors and executive officers. The term for each director expires at our next annual meeting or at such time as his or her successor is appointed and qualified, upon ceasing to meet the qualifications for election as a director, upon death, upon removal by the shareholders or upon delivery or submission to the Company of the director’s written resignation, unless the resignation specifies a later time of resignation. Each executive officer shall hold office until the earlier of the date his resignation becomes effective, the date his successor is appointed or he shall cease to be qualified for that office, or the date he is terminated by the Board. The ages of the directors and executive officers are shown as of December 31, 2011.

Name and Municipality of Residence	Position and Office Held	Director/Officer Since	Age

Executive Officers
Lynn A. Peterson—Denver, Colorado	Director, Chairman of the Board, President & CEO	November 2001	58

James E. Catlin—Denver, Colorado	Director, Executive V.P. of Business Development	February 2001	64

James P. Henderson—Denver, Colorado(1)	CFO, Secretary & Treasurer	March 2010	46

Russell A. Branting—Denver, Colorado(2)	Executive V.P. of Operations	June 2011	49

Russ D. Cunningham— Denver, Colorado(2)	Executive V.P. of Exploration	June 2011	57

Directors
Rodney D. Knutson(3)(4)—Aspen, Colorado	Director	March 2001	70

Herrick K. Lidstone, Jr.(3)(4)—Centennial, Colorado	Director	March 2006	62

William J. Krysiak (3)(4)—Denver, Colorado	Director	September 2010	51

(1)                                  Mr. Henderson rejoined the Company in April 2010 after having formerly served as the Company’s Chief Financial Officer from May 2007 to May 2008.

(2)                                  Messrs. Branting and Cunningham were promoted in 2011 to executive officer rank.

(3)                                  Member of the Compensation and Nominating Committee of the Board.

(4)                                  Member of the Audit Committee of the Board.

The following is a brief description of the employment background of the Company’s current directors/director nominees and executive officers:

Lynn A. Peterson has served as a director of the Company since November 2001, President and Chief Executive Officer since July 2002 and Chairman of the Board since June 2011. Mr. Peterson has over 30 years of industry experience. Mr. Peterson was an owner of CP Resources, LLC, an independent oil and natural gas company from 1986 to 2001. Mr. Peterson served as Treasurer of Deca Energy from 1981 to 1986. Mr. Peterson was employed by Ernst and Whinney as a certified public accountant prior to this time. He received a Bachelor of Science in Accounting from the University of Northern Colorado in 1975. Mr. Peterson’s business address is 1625 Broadway, Suite 250, Denver, Colorado 80202. The determination was made that Mr. Peterson should serve on our Board of Directors due to his extensive executive level experience working with oil and natural gas companies. In addition, we believe that it is important that the Board of Directors have the benefit of management’s perspective, and in particular, that of the Chief Executive Officer.

James E. Catlin has served as a director of the Company since February 2001, Chairman of the Board from July 2002 until June 2011, Secretary from July 2002 to May 2008, Chief Operating Officer from June 2006 until June 2011 and Executive Vice President of Business Development since June 2011.  Mr. Catlin has nearly 40 years of geologic experience, primarily in the Rocky Mountain Region. Mr. Catlin was an owner of CP Resources LLC, an independent oil and natural gas company from 1986 to 2001. Mr. Catlin was a founder and Vice-President of Deca Energy from 1980 to 1986 and worked as a district geologist for Petroleum Inc. and Fuelco prior to this time. He received a Bachelor of Arts and a Masters degree in Geology from the University of Northern Illinois in 1973. Mr. Catlin’s business address is 1625 Broadway, Suite 250, Denver, Colorado 80202. The determination was made that Mr. Catlin should serve on our Board of Directors due to his extensive training and experience with respect to geology and executive level experience working with oil and natural gas companies.

James P. Henderson previously served as the Company’s Chief Financial Officer from May 24, 2007 to May 10, 2008. He rejoined the Company as CFO on April 1, 2010 after two years as director of finance of Aspect Energy LLC, a Denver- based privately held energy company. Prior to May 2007, Mr. Henderson spent 17 years at Western Gas Resources and its successor, Anadarko Petroleum Corp., in its Denver office. During that time, he served as director, accounting services at Anadarko Petroleum Corp. and in various financial roles including director, financial planning and analysis at Western Gas Resources. Mr. Henderson holds a Bachelors degree in Accounting from Texas Tech University and a Master of Business Administration degree from Regis University in Denver. Mr. Henderson’s business address is 1625 Broadway, Suite 250, Denver, Colorado 80202.

Dr. Russell A. Branting previously served as the Company’s Operations Manager from June of 2007 to May of 2009 and Vice-President of Operations from May of 2009 until June of 2011.  Dr. Branting currently serves as Executive Vice-President of Operations and has served in that capacity since June of 2011.  He has more than 20 years of experience focused throughout the Rocky Mountain region, with extensive experience in the Green River Basin in Wyoming. He has served in various positions in petroleum engineering and operations with Western Gas Resources, Inc., Petropro Engineering, Inc., Tesco Underbalanced Drilling Services, Chevron USA, Inc., and Snyder Oil Corporation. He was most recently the Drilling Engineering Manager at Anadarko, where he was responsible for managing all drilling engineering operations ongoing in the Rocky Mountain Region. Dr. Branting earned his Ph. D. in Petroleum Engineering from the University of Wyoming in 1993.  Dr. Branting’s business address is 1625 Broadway, Suite 250, Denver, Colorado 80202.

Russ D. Cunningham previously served as the Company’s Northern Rockies Exploration Manager from September of 2004 to December of 2007, Exploration Manager from December of 2007 to May of 2009, and Vice-President of Exploration from May of 2009 to June of 2011.  Mr. Cunningham currently serves as Executive Vice-President of Exploration and has served in that capacity since June of 2011.  He has over 30 years experience in oil and gas exploration, primarily in the Rocky Mountain Region and the Mid-Continent Region, as well as international experience in Colombia, South America and Russia. Mr. Cunningham was most recently with Cabot Oil and Gas Corporation exploring in Wyoming’s Wind River Basin, the Paradox Basin of Colorado and Utah, and the Williston Basin of Montana and North Dakota. Prior to Cabot, Mr. Cunningham served as Vice-President Exploration for GHK Colombia Company, a subsidiary of Seven Seas Exploration. Mr. Cunningham has a Masters Degree in Geology from the University of Tulsa, Tulsa, Oklahoma and is a member of the American Association of Petroleum Geologists, Society of Economic Paleontologists and Mineralogists and the Geologic Society of America.  Mr. Cunningham’s business address is 1625 Broadway, Suite 250, Denver, Colorado 80202.

Rodney D. Knutson has served as a director of the Company since March 2001. Currently, he is a self-employed attorney in Aspen, Colorado. Prior to this, he had over thirty years of private law practice in Denver, Colorado working with oil, gas and mining companies. Mr. Knutson has a Bachelor of Electrical Engineering (1965) from the University of Minnesota and a Juris Doctor (1972) from the University of Denver. Mr. Knutson is a former president of the Rocky Mountain Mineral Law Foundation. Mr. Knutson’s business address is 1625 Broadway, Suite 250, Denver, Colorado 80202. The determination was made that Mr. Knutson should serve on our Board of Directors due to his extensive experience working with oil, gas and mining companies.

Herrick K. Lidstone, Jr. has served as a director of the Company since March 2006. Mr. Lidstone is an attorney at law in Greenwood Village, Colorado, and is currently with Burns, Figa & Will, P.C., where he practices in corporate and securities law, dealing frequently with mergers and acquisitions, finance transactions, and private and public securities offerings. Mr. Lidstone serves on the Securities Board for the Department of Regulatory Agencies in Colorado. He has been Adjunct Professor of Law at the University of Colorado and the University of Denver and has taught continuing education courses for the National Business Institute, CLE in Colorado, Inc., and other CLE providers. He has numerous legal publications and presentations to his credit. Mr. Lidstone received a Bachelor of Arts from Cornell University in 1971 and a Juris Doctor from the University of Colorado School of Law in 1978. Mr. Lidstone’s business address is Suite 1000, 6400 South Fiddler’s Green Circle, Greenwood Village, Colorado 80111. The determination was made that Mr. Lidstone should serve on our Board of Directors due to his extensive business and securities law experience and his experience in representing companies involved in natural resource exploration, development and production.

Mr. Krysiak has served as a director of the Company since September 2010. He is currently the CFO of Southwest Generation Operating Company, LLC, an independent power producer. Prior to his current position, from September 2007 to July 2009, he was the CFO of Aspect Holdings LLC, a Denver-based energy company. Prior to Aspect, he served in various financial-oriented management and officer positions at Western Gas Resources, Inc. from 1985 to 2006, including Chief Financial Officer. Subsequent to the sale of Western Gas Resources to Anadarko, Mr. Krysiak assisted Anadarko in a transition period from August 2006 through June 2007 as the Director of Financial Projects. He earned his BS in business administration with a major in accounting from Colorado State University in 1982 and is a Certified Public Accountant. Mr. Krysiak’s business address is 1625 Broadway, Suite 250, Denver, Colorado 80202. The determination was made that Mr. Krysiak should serve on our Board of Directors due to his substantial financial reporting, compliance, capital markets and oil and gas transactional experience gained by way of his 18 years of experience as a corporate officer responsible for accounting and financial matters and his strong public company experience in the oil and gas industry.

Legal Proceedings

Neither Kodiak nor any of its property is currently subject to any material legal proceedings or other adverse regulatory proceedings. We do not currently know of any legal proceedings against us involving our directors, executive officers or shareholders of more than 5% of our voting stock.

Audit Committee and Audit Committee Financial Expert

Audit Committee and Audit Committee Financial Expert

The Audit Committee was established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act, to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. The members of our Audit Committee are Messrs. Krysiak, Lidstone and Knutson. Mr. Krysiak is chairman of the Audit Committee. All committee members qualify as independent directors under the applicable New York Stock Exchange standards, SEC rules and MI 52-110. The Board has determined that all current members of the Audit Committee are “financially literate” as interpreted by the Board in its business judgment. Mr. Krysiak further qualifies as an audit committee financial expert, as defined in the applicable rules of the SEC. The Audit Committee held five meetings during fiscal year 2011.

The Audit Committee meets periodically with our independent accountants and management to review the scope and results of the annual audit and to review our financial statements and related reporting matters prior to the submission of the financial statements to the Board. In addition, the committee meets with the independent auditors at least on a quarterly basis to review and discuss the annual audit or quarterly review of our financial statements.

We have established an Audit Committee Charter that deals with the establishment of the Audit Committee and sets out its duties and responsibilities. The Audit Committee reviews and reassesses the adequacy of the Audit Committee Charter on an annual basis. The Audit Committee Charter is available on our Company website at http://www.kodiakog.com.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics, the full text of which can be found on our website at http://www.kodiakog.com.  Any shareholder may request a hard copy, free of charge, of the Company’s Code of Business Conduct and Ethics by making such request in writing to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and such 10% shareholders are required to furnish the Company with copies of all Forms 3, 4 and 5 they file.

Based solely on a review of the reports received by the SEC, furnished to the Company, or written representations from reporting persons that all reportable transactions were reported, the Company believes that, during the fiscal year ended December 31, 2011, the Company’s officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a), except that three reports, covering a total of four transactions were filed late. Messrs. Henderson and Branting each filed one late report, with each report covering one transaction relating to a stock grant, and Mr. Knutson filed one late report covering two transactions related to an option exercise and related sale.

ITEM 11.                                    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The following contains a description of our 2011 compensation programs and objectives with respect to our Named Executive Officers identified in the Summary Compensation table (the “NEOs”).

Executive Summary

The year ended December 31, 2011 (referred to herein as “fiscal 2011”) was an outstanding year for the Company.  The Company experienced an approximate 45% growth in its stock price per share and achieved several key milestones, as follows:

•                  Closed two significant equity offerings aggregating approximately $515 million in net proceeds;

•                  Closed a $650 million placement of debt securities;

•                  Closed two significant property acquisitions for aggregate consideration of $334 million and signed an agreement for an additional property acquisition for aggregate consideration of $638 million, which closed in January 2012; and

•                  Transferred its listing of shares of common stock from the NYSE Amex LLC to the New York Stock Exchange.

Notably, the Company also achieved record financial results in the 2011 fiscal year. The table below summarizes the key Company financial and operational results for fiscal 2011 compared to fiscal 2010.

	Fiscal 2011	Fiscal 2010	Percent
	($ in thousands)	($ in thousands)	Increase
Oil and Gas Sales	$119,986	$30,995	287%
Adjusted EBITDA(1)	$76,350	$16,192	371%
Sales Volume (BOE)	1,431,649	459,454	211%

(1) “Adjusted EBITDA” is a non-GAAP financial measure. For further information regarding this measure, please see our earnings release furnished on a Form 8-K filed on February 28, 2012.

Consistent with our executive compensation program’s emphasis on pay-for-performance, compensation awarded to the NEOs for fiscal 2011 reflected the Company’s record financial and operational results and significant milestones achieved.  Taking into account the foregoing factors, including that the Company exceeded all of the pre-established 2011 performance objectives, the following determinations were made with respect to the at-risk portion of the NEOs’ 2011 compensation:

•                  Annual Bonus Incentive Program: Our CEO, EVP of Business Development, CFO, EVP of Operations, and EVP of Exploration each received a 100% payout under our annual bonus incentive program.

•                  Equity-Based Awards: Our CEO, EVP of Business Development, CFO, EVP of Operations, and EVP of Exploration each earned 100% of the NEOs’ target number of restricted stock units and performance awards that were subject to the 2011 performance criteria.

This Compensation Discussion and Analysis includes a discussion of the following:

•                  2011 NEO Pay Mix

•                  Base Pay

•                  Performance-Based Annual Bonus Incentives

•                  Long-Term Equity Pay

•                  How Executive Compensation is Determined

•                  Objectives of our Executive Compensation Program

•                  Analysis of our 2011 NEO Compensation

•                  Post-2011 Changes in Compensation

•                  Termination/Change in Control Benefits

2011 NEO Pay Mix and Emphasis on Variable Pay

The compensation package for our NEOs is composed of the following elements:

Component	Short or Long Term	At Risk or Not	Summary
Base Pay	Short term	Not at risk	Fixed pay that is not subject to financial performance risk.

Annual Bonus Incentive Program	Short term	At risk	Annual award that is based on corporate performance.

Performance Equity-Based Awards	Long term	At risk

For 2011, the NEOs were awarded a tandem grant of restricted stock units and performance awards, the vesting of which was tied to corporate performance objectives and additional time-based vesting requirements. For 2012, the NEOs were awarded restricted stock units, the vesting of which was again tied to corporate performance objectives and additional time-based vesting requirements.

The Company’s executive compensation program is designed to align the interests of the NEOs with shareholders by tying a significant portion of the NEOs’ compensation to the Company’s performance, as measured by a variety of objective factors during the applicable fiscal year. Under the program, the portion of compensation guaranteed to the NEOs for any fiscal year represents only a fraction of the total potential compensation. On average, only 26% of the value of the NEOs’ aggregate 2011 target annual compensation was assured in the form of salary, whereas 74% was contingent on the Company’s performance in the form of bonus incentives and equity awards. The following illustrates the foregoing pay mix:

How Executive Compensation is Determined and the Role of the Compensation and Nominating Committee, Management and Consultants; Benchmarking

The compensation review process for determining NEO compensation for the 2011 fiscal year occurred during the fourth quarter of 2010 with a presentation by the Chief Executive Officer to the Compensation and Nominating Committee (referred to in this section as the “Compensation Committee”) of the Company’s current compensation philosophies and programs. The role of the Chief Executive Officer is to provide the Compensation Committee with perspectives on the business context to assist the Compensation Committee in making its decisions. The Chief Executive Officer also discusses with the Compensation Committee the compensation of the other NEOs. After such discussions, the Chief Executive Officer generally does not participate further in Compensation Committee deliberations or determinations regarding NEO compensation. The Compensation Committee makes all final decisions concerning NEO compensation. Compensation decisions are generally based upon an analysis of competitive benchmarking data and the performance of the Company overall and, at the sole discretion of the Compensation Committee, may also be based upon other considerations, such as the individual’s performance and the individual’s influence on the performance of the Company.

As part of its evaluation of NEO compensation, the Compensation Committee utilizes outside consulting services.  For the analysis of fiscal 2011 executive compensation, the Compensation Committee retained Arlen L. Brammer, P.C. (“Brammer”). The Compensation Committee utilized a report prepared by Brammer to determine the appropriate salary, and the appropriate potential for bonus incentives and equity awards. When developing the consultant’s report, the Compensation Committee had instructed Brammer to conduct a review utilizing peer group data and to make recommendations with respect to compensation levels. The peer group utilized by Brammer based on input from the Compensation Committee consisted of oil and gas exploration and production companies with a total asset size of between $300 million to $865 million and was comprised of the following companies:

Approach Resources Inc.

Arena Resources Inc.

Brigham Exploration Co.

Crimson Exploration Inc.

Georesources Inc.

Legacy Reserves LP

Petroquest Energy Inc.

Ram Energy Resources Inc.

Rex Energy Corp.

Venoco, Inc.

The Application of Internal Equity Considerations

In addition to benchmarking against an industry peer group, the Compensation Committee believes it is appropriate to consider other principles of compensation, and not accept “benchmarking” data as the sole basis for setting compensation levels. Thus, while the Compensation Committee has considered peer group data as described herein, it has also applied other compensation principles, including internal equity, when determining executive compensation.

The CEO’s 2011 total potential compensation ranges from 1.4 to 1.7 times that of the total potential compensation of the other NEOs.  The spread between the CEO’s compensation and that of the other NEOs represents the Compensation Committee’s recognition of its satisfaction with Mr. Peterson’s leadership as reflected by the Company’s performance in recent years. With regard to termination/change of control benefits, the Compensation Committee ultimately determined that it was appropriate to set all such benefits at equivalent levels for the CEO, EVP of Business Development and CFO due to their seniority as officers.  However, as Messrs. Branting and Cunningham were newly appointed officers in 2011, their respective termination/change of control benefits were set at lower levels.  The application of internal equity consideration to the various components of compensation is discussed in more detail in the applicable sections below.

Objectives of our Executive Compensation Program

The compensation package for our NEOs is specifically designed to achieve three compensation objectives:

•                  Attracting and retaining key talent;

•                  Aligning the interests of our executive officers with the interests of the Company’s shareholders; and

•                  Providing our executives with reasonable security to motivate them to continue employment with the Company.

The compensation package achieves the goal of attracting and retaining key talent in a highly competitive oil and gas environment through a total compensation package that pays at or above market levels, as described in more detail below. The compensation package achieves the goal of aligning the interests of management and the Company’s shareholders by linking the size of NEO bonus incentive awards and the equity-based long-term incentive awards, to the successful performance of the Company, and in turn, to the creation of shareholder value. The compensation package achieves the goal of providing our executives with reasonable security through the provision of moderate termination and change of control benefits, thereby promoting the NEO’s focus on enhancing shareholder value without undue concern about job security, while avoiding excessively liberal provisions that might motivate unnecessary risk taking.

2011 Compensation: The Year in Review

Following is a discussion of the 2011 compensation decisions with respect to Mr. Peterson, our CEO, Mr. Henderson, our CFO, Mr. Catlin, our EVP of Business Development, Dr. Branting, our EVP of Operations, and Mr. Cunningham, our EVP of Exploration. Messrs. Branting and Cunningham are long-term Kodiak employees who were recently promoted in 2011 to NEO rank, and are considered by the CEO and the Board to be integral parts of the executive team.

Base Salary

When establishing the CEO’s base salary for the 2011 fiscal year, the Compensation Committee concluded that the then-current salary rate of the CEO was near the recommended mid-point of the peer group data. As a result, the Compensation Committee did not alter the base salary of the CEO from the 2010 levels.  The then-current salary rate of the EVP of Business Development was also determined to be near the mid-point, as adjusted to reflect his somewhat reduced time commitment to the Company.  The Company determined to increase the salary of Mr. Henderson from $200,000 (amount annualized from the $150,000 paid for services from April 1, 2010 to December 31, 2010) to $250,000, which approximated the targeted mid-point of the peer group data and was equal to Mr. Catlin’s salary.

As Messrs. Branting and Cunningham were elevated to the NEO level during the middle of 2011, the Compensation Committee elected to defer any changes in their respective base salaries until the determination of the fiscal 2012 NEO salaries.  Accordingly, through the end of the 2011 fiscal year, Messrs. Branting and Cunningham continued to receive the salary at which they were paid prior to becoming NEOs (i.e., a salary of $250,000 each).

Annual Incentive Bonuses

The bonus incentive award potential for 2011 remained unchanged from 2010 at 100% of each NEO’s base pay, based upon the Brammer report’s conclusion that such amounts were consistent with the peer group and appropriate.  However, the Compensation Committee determined to adopt a more objective approach to determining bonus payouts based on pre-established objective standards of Company performance.  In contrast, in prior years, the payout of the NEO bonuses was determined in hindsight based upon the Compensation Committee’s subjective determination of corporate performance.  The Compensation Committee changed this approach for 2011 NEO bonuses due to its view that pre-established goals serve to (1) provide visibility and clarity with respect to the compensation system, including to both the executives and shareholders, (2) incentivize the executives throughout the year and (3) focus the executives’ attention on the objectives that are critical to the success of the Company and the growth of shareholder value.

A discussion of the specific corporate objectives to which the 2011 bonus payout was tied, together with a discussion of the attainment of the objectives, is set forth below under the heading “2011 Corporate Objectives.” As discussed therein, 100% of the 2011 objectives were achieved and each NEO received his maximum 2011 potential bonus.  Such bonuses were paid, in part, in shares of common stock and in part, in cash.  The allocation for each NEO was based upon his existing holdings of Company stock and his respective tax and financial planning considerations communicated to the Compensation Committee.  The NEOs thus received the following bonus payouts:

•                  Mr. Peterson received 100% ($350,000) in cash.

•                  Mr. Henderson received 50% in shares of the Company’s common stock (14,487 total shares) and the other 50% ($125,000) in cash.

•                  Mr. Catlin received 100% ($250,000) in cash.

•                  Dr. Branting received 50% in shares of the Company’s common stock (14,487 total shares) and the other 50% ($125,000) in cash.

•                  Mr. Cunningham received 100% ($250,000) in cash.

2011 Long-Term Equity-Based Incentive Awards

For the 2011 compensation period, the Compensation Committee departed from its historical pattern of granting stock options to our NEOs and instead made tandem grants of restricted stock units (“RSUs”) and performance awards (“PAs”).  The change from stock options to RSUs was made primarily because the Compensation Committee believes that the value of RSUs to executives is more direct and visible than that of stock options, and because RSUs generally require fewer shares than stock options to deliver comparable value to executives. RSUs are also considered more effective as a retention tool given that they have a more identifiable value. With RSUs, if the performance goals are met, then the executive is assured of receiving some economic value even if the stock price declines or stays constant (as value is realized upon vesting). This is important where the stock price can be impacted by factors beyond the executives’ control or influence. The PAs were awarded to provide the executives with a cash payment that could be used to pay the taxes due in connection with the vesting of RSUs, and to avoid the need to liquidate the shares in order to satisfy the tax withholding.  Upon their respective future vesting dates, the remaining 2011 PAs are expected to be paid in cash based upon the value of the Company’s shares of common stock as of the vesting date, although the Compensation Committee reserves the right, in its sole discretion, to pay out the PAs through the issuance of shares of common stock of the Company.

Commencing with the 2011 compensation period, the equity-based awards are no longer solely subject to a one-year performance period.  Rather, to the extent that the 2011 corporate objectives are satisfied, only a portion will vest at the end of the performance period and the remainder will vest ratably over the following three year period, provided the NEO continues to provide requisite services to the Company on the scheduled vesting dates. The addition of this time-based feature was made so that the NEO equity-based awards not only serve to motivate the NEOs, but also to retain their services. This change was also largely attributable to the change from stock options to RSUs and tandem PAs. The future value of the RSUs and PAs that are eligible for vesting in subsequent years, provided the NEO continues to provide requisite services to the Company, versus the uncertainty of the value of stock options that will vest in the future, made the combination of performance vesting in the first year followed by time-based vesting in subsequent years a more powerful motivator for NEOs to remain with the Company for the duration of the vesting period.

With respect to Messrs. Peterson and Catlin, the Compensation Committee determined to award that number of RSUs and PAs approximately equal in value to the 2010 stock option grants.  The Compensation Committee believed that, due to the increased value of an RSU and PA to the officers relative to a stock option (as a result of there being no exercise price with respect to a RSU or PA), one RSU plus one PA was approximately equal in value to four options.  As such, the Compensation Committee determined to award Messrs. Peterson and Catlin that amount of RSUs and PAs that, in the aggregate, approximated 25% of the number of stock options awarded in the prior year.  The Compensation Committee then determined to grant Mr. Henderson the same number of RSUs and PAs as were awarded to Mr. Catlin, due to the Compensation Committee’s view that Mr. Henderson’s and Mr. Catlin’s level of contributions to the Company for the 2011 fiscal year were expected to be substantially equal.  Because Messrs. Branting and Cunningham were elevated to the NEO level in the middle of 2011, the number of RSUs and PAs awarded to them was determined by the CEO in connection with the annual awards made to all other non-NEO employees.  The amount of such awards was based predominantly on internal equity and historical grant considerations.

As discussed under the next heading, due to the Company’s attainment of all of the pre-established 2011 corporate objectives, as well as the outstanding 2011 performance of the Company, 100% of the 2011 RSUs and PAs were determined earned, with only 25% vested at the time of such determination and the remaining 75% subject to ratable vesting over a three year period.  Effectively, therefore, the one year performance period plus the following three year time-based vesting period results in a four year vesting cycle.  The Compensation Committee believes that a four year vesting schedule is appropriate to secure the long-term commitment of each NEO.

2011 Corporate Objectives

For the 2011 compensation period, the Compensation Committee determined to change the performance period from the twelve month period ending December 31 to the twelve month period ending September 30. This change was made so that the Compensation Committee can make timely decisions on annual NEO compensation prior to the end of the fiscal year, while retaining the benefit of having a full twelve month performance period to review. The 2011 corporate objectives to which the payout of the NEO bonuses and the vesting of the RSUs/PAs were tied, as well as the actual results of corporate performance with respect to such objectives, follows:

Performance Category For the 12 Month Period Ending September 30, 2011	Goal	Actual Results	Percentage earned
Net Worth	$179,805,548	$516,149,000	7.00%
Income	$1,888,865	$33,265,000	10.50%
Adjusted EBITDA(1)	$15,557,668	$46,624,000	10.50%
Production—BOE (Bbl)	454,531	1,047,619	21.00%
Reserves—BOE proved developed and undeveloped (MBbl)	7,354	28,842	21.00%
Retained Compensation Committee Discretion	—	—	30.00%
Total			100.00%

(1) “Adjusted EBITDA” is a non-GAAP financial measure. For further information regarding this measure, please see our earnings release furnished on a Form 8-K filed on February 28, 2012.

The achievement of the 2011 corporate objectives resulted in an initial 70% of the NEO 2011 bonuses and RSUs/PAs being earned, with the remaining 30% subject to the Compensation Committee’s discretion.  The Compensation Committee determined to exercise its discretion such that the full amount of the remaining 30% of the annual bonus incentives and RSUs/PAs were earned, based upon the performance factors detailed above, and the exemplary performance of the Company overall, including that, for the full 2011 fiscal year:

•                  the Company’s net worth increased approximately 181% from December 31, 2010 to December 31, 2011;

•                  the Company’s income increased by 261% from 2010 to 2011;

•                  the Company achieved record annual adjusted EBITDA (a non-GAAP measure), which increased approximately 371% in 2011 from the prior year;

•                  the Company’s production increased from 459,454 BOE in 2010 to 1,431,649 BOE in 2011, reflecting an annual increase of approximately 212%;

•                  the Company’s reserves increased from 11,504 BOE in 2010 to 39,832 BOE in 2011, reflecting an annual increase of approximately 246%; and

•                  each of the NEOs contributed significantly to the Company’s achieving these successes.

As a result, 25% of the earned RSUs and PAs vested on December 15, 2011 in accordance with terms of the awards, and, provided the NEO continues to provide requisite services to the Company on the scheduled vesting dates, an additional 25% of the earned RSUs and PAs will vest on each of November 15, 2012, November 15, 2013 and November 15, 2014.

Post-2011 Changes in Compensation

Compensation Consultant

As part of its evaluation of fiscal 2012 NEO compensation, the Compensation Committee retained Denver Compensation & Benefits, LLC (“Denver CAB”) in the fourth quarter of 2011. The Compensation Committee utilized a report prepared by Denver CAB to evaluate whether the salaries for the NEOs were in line with compensation paid at other similar companies and to determine the appropriate bonus and equity award potential, as well as the most appropriate and competitive plan design for the bonus and equity awards.  The Compensation Committee had instructed Denver CAB to conduct a review utilizing peer group data and to make recommendations with respect to compensation levels. The peer group utilized by Denver CAB, based on input from the Compensation Committee, consisted of oil and gas exploration and production companies with a total asset size of between $55 million and $3.785 billion, revenue between approximately $19 million and $854.75 million, market capitalization between approximately $223 million and $4.27 billion, and one-year stock appreciation between approximately -10% and 365%, and was comprised of the following companies:

Abraxas Petroleum Corp.

Approach Resources

Bill Barrett Corporation

Brigam Exploration Company

Carrizo Oil & Gas Co.

EV Energy Partners LP

Forest Oil Corporation

Houston American Energy Corp.

Magnum Hunter Resources Corp.

Northern Oil & Gas, Inc.

Oasis Petroleum, Inc.

Vanguard Natural Resources, LLC

Although the Company ranked in the 31st percentile of the peer group for total assets and the 23rd percentile for net income among the selected peer group, the Company’s success is evidenced by the fact that the Company ranked in the 64th percentile for 1-year revenue growth, 64th percentile for market capitalization, 89th percentile for 1-year stock price appreciation, and 72nd percentile for 3-year stock appreciation among the select peer group.  Further, the Company’s market capitalization had grown from $1.14 billion to $2.388 billion, i.e., or 109%, during the 2011 fiscal year.  Given the Company’s extraordinary growth over the last several years, the Company felt it was important to include companies in the peer group that are reflective of the Company’s strategic goals and long-term outlook for Company performance.

Changes to Base Salary

The Compensation Committee believes that Kodiak’s 2011 success could not have been achieved without the significant contributions and effort put forth by the executive team.  Therefore, the annual base salaries for Messrs. Henderson, Branting and Cunningham were increased by 10%, from $250,000 in 2011 to $275,000 for 2012, effective January 1, 2012.  This increase places each of these NEOs above the peer group median based on the compensation data from 2010.  The Compensation Committee believed this to be appropriate due to the seniority of the NEOs in the oil and gas industry and their significant and substantially equal contribution to the success of the Company.  In addition, the Compensation Committee believes that the Company would not have achieved the growth and success that it has to date had it not been for the effort and dedication of the CEO.  As such, the Compensation Committee set the annual base salary for Mr. Peterson at approximately the 75th percentile of the peer group, with a salary increase of 25% (from $350,000 in 2011 to $437,500 for 2012, effective January 1, 2012).  Pursuant to Mr. Catlin’s desire to somewhat reduce the amount of his time devoted to the Company, the annual base salary for Mr. Catlin was reduced to $200,000 for 2012, effective January 1, 2012.

2012 Corporate Objectives

For the 2012 compensation period, the Compensation Committee reduced the number of objective performance metrics used to determine the payout of the at-risk compensation (i.e., annual bonus and equity awards) from five to three.  Net Worth was removed as a performance metric in light of the Company’s frequent capital raises.  Due to its inherent overlap with the EBITDA performance metric, the Income performance metric was also eliminated.  Finally, the Committee eliminated its ability to discretionally award the final 30% of the incentive awards in order to satisfy certain requirements under Internal Revenue Code Section 162(m).

As part of the compensation benchmarking findings, Denver CAB recommended, and the Compensation Committee agreed, that threshold, target and maximum payouts should be established relative to the market with the expectation that target awards will be consistent with market performance.  Payouts are intended and expected to correlate to relative peer group performance (i.e., threshold performance will pay out below the median, target performance will payout near the market median, and maximum performance will pay out above the market median).

The 2012 corporate objectives to which the payout of the NEO bonuses are subject, and to which the vesting of the RSUs are tied, are as follows:

Performance Category For the 12 Months Ended September 30, 2012	Threshold	Target	Maximum
Adjusted EBITDA (1)(4)	$46,624,000	$55,948,800	62,942,400
Oil & Gas Sales Volume (BOE) (2)	1,047,619	1,257,143	1,414,286
Proved Reserves (BOE) (3)	28,842,000	34,610,400	38,936,700

(1)  Adjusted EBITDA will have a relative weighting of 25% of the total.

(2) Oil and Gas Sales Volume will have a relative weighting of 37.5% of the total.

(3) Proved Reserves will have a relative weighting of 37.5% of the total.

(4) “Adjusted EBITDA” is a non-GAAP financial measure. For further information regarding this measure, please see our earnings release furnished on a Form 8-K filed on February 28, 2012.

The Compensation Committee selected the foregoing particular measures because they are key indicators of Company performance, are easy to track and are communicated to shareholders on a quarterly basis through the Company’s earnings press release and conference call.

Changes to Annual Incentive Bonuses

The target bonus potential for 2012 remained at 100% of base salary; however, the maximum bonus potential was increased from 100% of each NEO’s base pay in 2011 to 200% of each NEO’s base pay for 2012, as an acknowledgment of the extraordinary historic performance, and to continue to motivate performance even after the annual performance targets are achieved.  Thus, if the target performance level is achieved, each NEO will receive a bonus equal to 100% of his salary and if the maximum level is achieved, 200% of his salary will be awarded.  The objective is to correlate the potential bonus amounts to peer performance, with a 100% bonus payout approximately in-line with the peer group median, and a 200% bonus payout equaling an amount significantly above the median to correlate with superior performance.  Performance levels achieved between the threshold, target and maximum levels will result in proportional bonus payouts.  A discussion of the specific objectives to which the 2012 bonus payout is tied is set forth above under the heading “2012 Corporate Objectives”.

Changes to Long-Term Equity-Based Incentive Awards

For the 2012 compensation period, the Compensation Committee modified the type of annual equity-based incentive awards granted to NEOs in that it awarded stand-alone RSUs, rather than a combination of RSUs and PAs (as was the case in 2011).  As discussed above, the PAs were awarded in the prior year in order to provide the NEO with cash to satisfy the taxes associated with the RSU grants.  However, since the RSUs may be “net settled” pursuant to which the executive may surrender shares to the Company in an amount sufficient to cover the associated tax withholding requirements, the Compensation Committee did not believe the PAs to be a necessary element of the compensation mix.  Accordingly, the Compensation Committee decided to eliminate PAs in 2012.

The vesting schedule established in 2011 will continue with respect to the equity-based awards granted in 2012, in that the vesting of the equity-based awards is no longer solely tied to performance-based conditions. Rather, to the extent that the 2012 corporate objectives are satisfied, only a portion will vest upon the completion of that performance period and the remainder will vest ratably over the following three year period, provided the NEO continues to provide requisite services to the Company on the scheduled vesting dates.

The Compensation Committee made the following determinations with regard to the value of the 2012 RSUs to be awarded to each NEO:

•                  The target award for the CEO would approximate the peer group median.

•                  With respect to the EVP of Business Development, a downward adjustment to the median was made due to his reduced time commitment to the Company.

•                  Since the CFO is a relatively recent hire when compared to the other NEOs, the Compensation Committee determined to target his 2012 RSUs at slightly below the median for CFOs in the peer group.

•                  As the EVP of Operations and EVP of Exploration had substantial longevity with the Company, the Compensation Committee determined that such NEOs should receive awards slightly above the median for their respective positions.

•                  Ultimately, the Compensation Committee determined to treat the CFO, EVP of Operations and EVP of Exploration equally for purposes of the 2012 RSUs.

Consistent with the foregoing considerations, the Compensation Committee determined that, in the event that the following number of RSUs will be earned in the event actual performance achieves the maximum, target or threshold performance levels, respectively:

Name	Amount of RSUs to be Earned at Threshold Performance	Amount of RSUs to be Earned at Target Performance	Amount of RSUs to be Earned at Maximum Performance
Lynn A. Peterson	66,412	132,823	265,646
James P. Henderson	28,975	57,950	115,900
James E. Catlin	40,565	81,131	162,262
Russell A. Branting	28,975	57,950	115,900
Russ D. Cunningham	28,975	57,950	115,900

Performance levels achieved in between the threshold, target and maximum levels will result in a proportionate number of RSUs being earned.

To the extent the RSUs are earned based upon the Company’s actual performance, the resulting RSUs will then vest in accordance with the following time-based vesting schedule, provided the NEO continues to provide requisite services to the Company on the scheduled vesting dates:

•                  25% of the earned RSUs will vest on the date that the Compensation Committee determines the amount of earned RSUs (and in no event later than December 31, 2012); and

•                  an additional 25% of the earned RSUs will vest thereafter on each of November 1, 2013, November 1, 2014 and November 1, 2015.

Termination/Change of Control Benefits under New Employment Agreements

During 2011, the Company entered into new employment agreements with each of the NEOs.  The Company has provided severance arrangements to the NEOs primarily to motivate the NEO to operate in the best interest of the Company, rather than in a manner potentially self-serving to secure employment.  The Company has entered into change-in-control agreements with the NEOs because it believes that the occurrence, or potential occurrence, of a change-in-control transaction would create uncertainty and disruption during a critical time for the Company.

In setting the benefits payable under the new employment agreements in connection with a change of control or in the event an NEO were to be terminated without cause or resigned for good reason, the Compensation Committee noted that the peer group companies varied widely on these benefits, ranging from 1 times base salary to 3 times the sum of base salary plus bonus.  Based on the review of the pay practices of peer companies, the views informally expressed to the Company by institutional advisory firms, and the general desire to avoid a windfall to executives in these events, the Compensation Committee determined that it was reasonable and appropriate to set the termination benefits for the CEO, EVP of Business Development and CFO at the levels set forth under the heading “Potential Payments Upon Termination/Change of Control”.  With respect to Messrs. Branting and Cunningham, the Compensation Committee determined to establish their respective termination/change of control values at lower levels than that of the other three NEOs, due to the fact that Messrs. Branting and Cunningham were new executive officers in 2011 (see aforementioned heading for disclosure of the specific amounts and terms for each NEO).

Consideration of Say-on-Pay Advisory Vote

At the June 2011 Annual Meeting, more than 96% of votes cast indicated approval of the advisory Say-on-Pay proposal in connection with 2010 NEO compensation. The Compensation Committee believes that the vote outcome is an indication that shareholders generally approve of the structure of executive compensation at the Company and, therefore, the Compensation Committee structured executive compensation for 2011 in a way that is generally consistent with 2010. Shareholders will have an opportunity annually to cast an advisory vote in connection with executive compensation.

Perquisites and Other Personal Benefits

Effective January 1, 2008, the Company began providing retirement benefits to all employees, including the NEOs, under the terms of a qualified defined-contribution 401(k) retirement plan. Eligible employees may make voluntary contributions not exceeding statutory limitations to the plan. The Company matches 100% of employee contributions up to 3% of the employee’s salary and 50% of an additional 2% of employee contributions. Employees are vested 100% for all contributions upon participation. Potential retirement benefits do not factor into the Compensation Committee’s annual compensation decision process with respect to the NEOs.

Hedging Prohibitions, Claw-Back Provisions and Stock Ownership Requirements

The Company’s current policy regarding hedging and monetization transactions is embodied in the Company’s insider trading policy, which provides that the Company strongly discourages insiders from engaging in certain forms of hedging or monetization transactions, such as zero-cost collars and forward sale contracts.  Any insider wishing to enter into such an arrangement must first pre-clear the proposed transaction with the Company’s compliance officer under its insider trading policy.  Any request for pre-clearance of a hedging or similar arrangement must be submitted to the compliance officer at least two weeks prior to the proposed execution of documents evidencing the proposed transaction and must set forth a justification for the proposed transaction.

Pending guidance from the SEC regarding the applicable provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Compensation Committee has not yet implemented any “claw-back” policies that would allow the Company to recoup incentive compensation payments in the event of material negative restatement of the Company’s reported financial or operating results.  We will also continue to periodically review best practices and re-evaluate our position with respect to such matters.

The Company does not currently have a stock ownership requirement with respect to its directors and officers or any other service providers.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Company’s Compensation Discussion and Analysis included herein. Based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and the Company’s 2012 Proxy Statement.

Submitted by the following members of the Compensation Committee of the Board of Directors:

Herrick K. Lidstone, Jr., Chairman Rodney Knutson William Krysiak

Summary Compensation Table

A summary of the compensation paid to our NEOs for each of the 2009, 2010 and 2011 fiscal years is set forth below. Additional information on the components of the total compensation package is discussed in the Compensation Discussion and Analysis.

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)(3)	Total $
Lynn A. Peterson(4)	2011	350,000	105,000(5)	742,500	—	245,000	9,800	1,452,300
President & CEO	2010	350,000	458,640	—	1,075,240	—	9,800	1,893,680
	2009	350,000	336,000	—	385,195	—	9,800	1,080,995

James P. Henderson(6)	2011	250,000	75,000(5)(7)	495,000	—	175,000(7)	7,313	1,002,313
Chief Financial Officer	2010	150,003	232,200	—	436,794	—	6,000	824,997

James E. Catlin(4)	2011	250,000	75,000(5)	495,000	—	175,000	9,800	1,004,800
Executive Vice President — Business Development	2010	240,000	346,480	—	645,144	—	9,600	1,241,224
	2009	350,000	300,000	—	231,117	—	9,800	890,917

Russell A. Branting(8)	2011	250,000	75,000(5)(7)	336,525	—	175,000(7)	9,800	846,325
Executive Vice President of Operations

Russ D. Cunningham(8)	2011	250,000	75,000(5)	336,525	—	175,000	9,795	846,320
Executive Vice President of Exploration

(1)	See “Potential Payments Upon Termination/Change of Control” for a discussion of the material terms of the NEO’s employment agreement.

(2)

These amounts represent the aggregate grant date fair value for stock awards (i.e., restricted stock units and performance awards) and option awards under our 2007 Stock Incentive Plan, as amended, calculated according to ASC 718 based on the closing price of our common stock on the NYSE on the grant date. The amounts are consistent with the estimate of aggregate compensation cost to be recognized over the service period for accounting purposes for the awards, excluding the effect of estimated forfeitures, and do not necessarily correspond to the actual value that will be recognized by the NEOs. Assumptions used in the calculation of these amounts for fiscal years ended December 31, 2009, 2010 and 2011 are included in footnote 11 to the Company’s audited financial statements for the fiscal year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2012. See “Compensation Discussion and Analysis — 2011 Compensation: The Year in Review—2011 Long-Term Equity-Based Incentive Awards” for additional information regarding these awards.

(3)	The amounts shown in this column represent the 401(k) matching contributions made by the Company on behalf of the NEOs.

(4)

All compensation reflected in this table for Mr. Peterson and Mr. Catlin was paid in connection with their respective services as officers and not in connection with their services as directors of the Company. The Company does not pay director compensation to directors who are also employees of the Company.

(5)	These amounts represent the portion of the 2011 bonus incentive award (i.e., 30% of such award) that was subject to the discretion of the Compensation Committee.

(6)	Mr. Henderson re-joined the Company as its Chief Financial Officer on April 1, 2010, after having served previously in such role from May 2007 and until May 2008.

(7)

Upon the determination of the Compensation Committee of the amount of the bonus incentive awards earned by the NEOs, each of Messrs. Henderson and Branting elected to receive 50% of his respective 2011 bonus incentive award in the form of shares of the Company common stock. Accordingly, Messrs. Henderson and Branting each received 14,487 shares of common stock in settlement of 50% of their bonus incentive award.

(8)	On June 15, 2011, Messrs. Branting and Cunningham were promoted to officer level positions in the Company.

2011 Grants of Plan-Based Awards

The following table provides information related to grants of plan-based awards to our NEOs in respect of the 2011 fiscal year.

		Date of	Estimated Future Payouts Under Non- Equity Incentive Plan Awards(1)(2)	Estimated Future Payouts Under Equity Incentive Plan Awards(3)(4)	All Other Stock Awards: Number of Shares of	Grant Date Fair Value of Stock Award and Option
	Grant	Committee	Target	Maximum	Stocks or Units	Awards
Name	Date	Approval	($)	(#)	(#)	$(5)
Lynn A. Peterson	12/31/2010	12/31/2010	245,000	78,750	33,750	742,500

James P. Henderson	12/31/2010	12/31/2010	175,000(6)	52,500	22,500	495,000

James E. Catlin	12/31/2010	12/31/2010	175,000	52,500	22,500	495,000

Russell A. Branting	2/1/2011	2/1/2011	175,000(6)	36,750	15,750	336,525

Russ D. Cunningham	2/1/2011	2/1/2011	175,000	36,750	15,750	336,525

(1)

Amounts reflect the portion (i.e., 70%) of the total 2011 bonus incentive award potential that was subject to pre-established performance objectives. The remaining 30% was subject to the discretion of the Compensation Committee and is therefore excluded from this table in accordance with applicable rules of the SEC.

(2)

These awards were subject to the 2011 performance-based measures. In December 2011, the Compensation Committee determined that all of the applicable performance measures were satisfied. Accordingly, 100% of the awards were determined to be earned. For information concerning the performance measures to which the awards were subject, see “Compensation Discussion and Analysis – 2011 Compensation: The Year in Review – 2011 Corporate Objectives”.

(3)	These awards relate to NEO compensation for the 2011 fiscal year, which awards were granted in December 2010 in advance of the fiscal year but earned in 2011.

(4)

This column represents RSUs and PAs that were granted in tandem, each pursuant to the Company’s 2007 Stock Incentive Plan, as amended. These awards were subject to the 2011 performance-based and time-based vesting criteria. In December 2011, the Compensation Committee determined that all of the applicable performance measures were satisfied. Accordingly, 25% of the awards were determined to be vested in December 2011, and the remaining 75% are subject to time-based vesting over the subsequent three-year period. The performance awards are payable in cash on the applicable vesting date, except that the Compensation Committee may, in its sole discretion, determine to pay out the PAs on the vesting date(s) through the issuance of shares of common stock of the Company. For more information concerning the foregoing vesting criteria, as well as a description of the specific performance measures to which the awards are subject, see “Compensation Discussion and Analysis — 2011 Compensation: The Year in Review—2011 Long-Term Equity-Based Incentive Awards”.

(5)

These amounts represent the aggregate grant date fair value for stock awards (i.e., restricted stock units and performance awards) granted in respect of the 2011 fiscal year, calculated according to FASB ASC 718 based on the closing price of our common stock on the NYSE on the grant date. The amounts are consistent with the estimate of aggregate compensation cost to be recognized over the service period for accounting purposes for the awards, excluding the effect of estimated forfeitures.

(6)

Upon the determination by the Compensation Committee of the amount of the bonus incentive awards earned by the NEOs, each of Messrs. Henderson and Branting received 50% of his respective 2011 bonus incentive award in the form of shares of the Company common stock. Accordingly, Messrs. Henderson and Branting each received 14,487 shares of common stock in settlement of 50% of their bonus incentive award.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table provides information related to the outstanding stock option awards and stock awards held by each of our NEOs at December 31, 2011.

	Options					Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
(a)	(b)	(c)		(e)	(f)	(g)		(h)	(i)		(j)
Lynn A. Peterson						56,250	(2)	534,375
						28,125	(3)	267,188
									132,823	(4)	1,261,818
	497,448	—		1.18	5/10/2014
	197,946	—		3.50	4/1/2015
	251,931	—		3.48	6/3/2015

James P. Henderson						37,500	(2)	356,250
						18,750	(3)	178,125
									57,950	(4)	550,530
	179,950	—		3.50	4/1/2015

James E. Catlin						37,500	(2)	356,250
						18,750	(3)	178,125
									81,131	(4)	770,745
	298,469	—		1.18	5/10/2014
	118,767	—		3.50	4/1/2015
	151,159	—		3.48	6/3/2015

Russell A. Branting						26,250	(2)	249,375
						13,125	(3)	124,688
									57,950	(4)	550,530
	100,000	—		0.36	12/29/2018
	125,000	—		2.20	3/13/2018
	33,000	67,000	(5)	2.30	1/4/2020
	270,000	—		6.26	5/24/2017

Russ D. Cunningham						26,250	(2)	249,375
						13,125	(3)	124,688
									57,950	(4)	550,530
		—
	33,000	67,000	(5)	2.30	1/4/2020
	21,000	—		3.04	10/15/2017
	120,000	—		3.16	5/1/2018

(1)                                      The dollar amounts shown in this column are determined by multiplying the number of RSUs and PAs, as applicable, by $9.50 (the closing price of our common stock on the last trading day of fiscal 2011).

(2)                                      These awards, consisting of the unvested portion of the 2011 performance-based RSUs, are scheduled to vest pursuant to the 2011 time-based vesting criteria, with 1/3 to vest on each of November 15, 2012, November 15, 2013 and November 15, 2014. See “Compensation Discussion and Analysis — 2011 Compensation: The Year in Review — 2011 Long-Term Equity-Based Incentive Awards” for a discussion of these awards and the vesting criteria to which they are subject.

(3)                                      These awards, consisting of the unvested portion of the 2011 fiscal year performance-based PAs, are scheduled to vest pursuant to the 2011 time-based vesting criteria, with 1/3 to vest on each of November 15, 2012, November 15, 2013 and November 15, 2014. See “Compensation Discussion and Analysis — 2011 Compensation: The Year in Review — 2011 Long-Term Equity-Based Incentive Awards” for a discussion of these awards and the vesting criteria to which they are subject.

(4)                                      These awards, consisting of the 2012 fiscal year performance-based RSUs, are subject to the 2012 performance-based and time-based vesting criteria, with up to 25% of the earned RSUs vesting on the date that the Compensation Committee determines the amount of the award that is earned based upon the results of the performance criteria, which shall not be later than December 31, 2012, and up to an additional 25% of the earned RSUs to vest thereafter on each of November 1, 2013, November 1, 2014 and November 1, 2015.  The amounts assume that the target level of performance is achieved.  See “Compensation Discussion and Analysis — Post-2011 Changes in Compensation — Changes to Long-Term Equity-Based Incentive Awards” for a further discussion of these awards, including the specific performance criteria to which they are subject and the possible range of potential awards (including the maximum and threshold levels not reflected in the table).

(5)                                      50% of these stock options vested on January 4, 2012, and the remaining 50% will vest on January 4, 2013.

2011 Option Exercises And Stock Vested

The following table provides information regarding stock that vested and stock options that were exercised by our NEOs during 2011. Option award value realized is calculated by subtracting the aggregate exercise price of the options exercised from the aggregate market value of the shares of common stock acquired on the date of exercise. Stock award value is calculated by multiplying the number of shares of restricted stock units vested by the market value of the underlying shares on the vesting date.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Lynn A. Peterson(1)	500,000	1,795,000	54,750	408,165
James P. Henderson	—	—	56,987	448,077
James E. Catlin	320,000	1,025,200	39,500	291,280
Russell A. Branting	—	—	23,237	220,752
Russ D. Cunningham	83,000	298,940	8,750	83,125

(1)          The amounts reflected in the table are not the actual amounts received by Mr. Peterson. The options were exercised pursuant to a net exercise, by which a portion of the shares acquired on exercise were withheld by the Company to pay for the taxes and exercise price associated with such exercise. Therefore, upon exercise, Mr. Peterson actually received 183,005 shares having a value of $1,237,114.

Potential Payments Upon Termination/Change of Control

During 2011, effective January 1, 2011, we entered into new employment agreements with each of our NEOs. A summary of the termination and change of control benefits under these agreements follows.

A.                                   Termination for Cause/Good Reason

In the event of a termination without “cause,” or in the event an NEO resigns for “good reason,” the Company must pay severance compensation to Messrs. Peterson, Catlin and Henderson in an amount equal to 18 months of his then-current respective base salary, and must pay Messrs. Branting and Cunningham an amount equal to 6 months of his then-current respective base salary. In such event, all unvested incentive compensation previously granted to the NEO will immediately terminate, subject only to the provisions of any applicable award agreement relating to post-termination exercise of stock options.

“Cause” will be determined in the sole discretion of the Company, or in certain cases, the Compensation Committee, and means that the NEO: (i) has materially failed or refused to satisfactorily perform his assigned duties and job responsibilities, (ii) has willfully engaged in conduct that he knew or should have known would be materially injurious to the Company, (iii) has committed an act of fraud, embezzlement or a willful and material breach of a fiduciary duty to the Company, (iv) has breached certain provisions of his employment agreement, (v) has been convicted of (or pleaded no contest to) any crime that (A) is a felony, (B) involves fraud or dishonesty or (C) impugns the character or reputation of the NEO or the Company, or (vi) has violated or caused the Company to violate any law that is harmful to the business reputation of the Company.

The following conditions will constitute “good reason”: (i) the Company’s material breach of the employment agreement or any other material written agreement between the NEO and the Company; (ii) the assignment to the NEO (without the NEO’s consent) of any duties that are substantially inconsistent with or materially diminish the NEO’s position, (iii) a requirement that the NEO (without the NEO’s consent) be based at any office or location more than 50 miles from the NEO’s primary work location immediately prior to a “change of control”, not including reasonable travel by the NEO consistent with the travel obligations of similar executives holding similar positions with similar responsibilities; or (iv) the NEO’s refusal to renew his employment agreement at the time it would otherwise expire, provided that at such time the NEO was willing to renew the employment agreement and was able to continue providing services.

B.                                     Termination on Account of Death or Disability

Upon any termination of the NEO’s employment on account of death or “disability” (as defined in the employment agreements), the Company must pay Messrs. Peterson, Catlin and Henderson an amount equal to 18 months of his then-current respective base salary, and must pay Messrs. Branting and Cunningham an amount equal to 6 months of his then-current respective base salary. Further, each NEO’s outstanding stock options and restricted stock will immediately become fully vested and no longer subject to any restrictions on ownership or exercise.  With respect to other forms of incentive compensation, including, but not limited to, restricted stock units and performance awards, the terms of the applicable award agreement will govern vesting. With respect to unvested incentive compensation not granted under an equity-based plan, the Company, or in certain cases, the Compensation Committee, shall, subject to certain limitations, determine whether to vest or provide any payment or compensation on account thereof.

C.                                     Change of Control Benefits

If, within 12 months following a “change of control”, any of Messrs. Peterson, Catlin or Henderson is terminated or if he resigns for “good reason,” the Company will be obligated to pay the respective NEO a lump sum payment equal to his then-current base salary for a period of 24 months plus an amount equal to the greater of his most recent annual cash bonus or the average cash bonus paid to him under his current employment agreement and prior employment agreements. If, within 12 months following a “change of control”, either of Messrs. Branting or Cunningham is terminated or if he resigns for “good reason,” the Company will be obligated to pay the respective NEO a lump sum payment equal to his then-current base salary for a period of 6 months plus an amount equal to the greater of his most recent annual cash bonus or the average cash bonus paid to him under his current employment agreement and prior employment agreements.

Immediately upon the occurrence of a “change of control,” all of the NEOs’ equity-based incentive compensation will immediately vest irrespective of whether his employment continues or is terminated, subject to limitations, if any, arising from Section 409A of the Code.

A “change of control” means any of the following:

(i)  Any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act”) becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of Company representing more than 50% of the total voting power represented by Company’s then outstanding voting securities;

(ii)  A merger or consolidation of Company whether or not approved by the Board, other than a merger or consolidation that would result in the voting securities of Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted or into voting securities of the surviving entity) at least 50% of the total voting power represented by the voting securities of Company or such surviving entity (or the parent of any such surviving entity) outstanding immediately after such merger or consolidation, or a change in the ownership of all or substantially all of Company’s assets to a person not related (within the meaning of income tax Regulations Section 1.409A-3(i)(5)(vii)(b)) to the Company; or

(iii)  The replacement during any 12-month period of a majority of the members of the Board with directors whose appointment or election was not endorsed by a majority of the members before the date of the appointment or election.

All such termination benefits (except in the case of death of NEO) are subject to the timely execution and delivery of a release agreement in favor of employer, the Company and their respective affiliates. The Compensation Committee reevaluated these termination/change of control benefits relative to its 2011 peer group and determined them to be consistent with market practices.

Potential Cost of Termination Payments in the Event of Termination

The table below sets forth the potential cost to us of the compensation to which each NEO would have been entitled under his employment agreement, had his employment been terminated effective at the end of the day on December 31, 2011 or if there had been a change of control (with or without termination) as of December 31, 2011.

Name	Termination without cause or by NEO for good reason	Termination for death or disability	Change of control — no termination	Termination in connection with a change of control
	($)	($)	($)	($)

Lynn Peterson
Salary	525,000	525,000	—	700,000
Bonus payout	—	—	—	350,000
Medical benefit continuation	—	—	—	—
Equity acceleration	—	2,063,381	3,325,200	3,325,200
Life insurance	—	—	—	—
Total	525,000	2,588,381	3,325,200	4,375,200

James Henderson
Salary	375,000	375,000	—	500,000
Bonus payout	—	—	—	250,000
Medical benefit continuation	—	—	—	—
Equity acceleration	—	1,084,905	1,635,435	1,635,435
Life insurance	—	—	—	—
Total	375,000	1,459,905	1,635,435	2,385,435

James Catlin
Salary	375,000	375,000	—	500,000
Bonus payout	—	—	—	250,000
Medical benefit continuation	—	—	—	—
Equity acceleration	—	1,305,120	2,075,864	2,075,864
Life insurance	—	—	—	—
Total	375,000	1,680,120	2,075,864	2,825,864

Russell A. Branting
Salary	125,000	125,000	—	125,000
Bonus payout	—	—	—	250,000
Medical benefit continuation	—	—	—	—
Equity acceleration	—	1,406,922	1,957,522	1,957,522
Life insurance	—	—	—	—
Total	125,000	1,531,992	1,957,522	1,957,522

Russ D. Cunningham
Salary	125,000	125,000	—	125,000
Bonus payout	—	—	—	250,000
Medical benefit continuation	—	—	—	—
Equity acceleration	—	1,406,922	1,957,522	1,957,522
Life insurance	—	—	—	—
Total	125,000	1,531,992	1,957,522	2,332,522

Risk Assessment Regarding Compensation Policies and Practices

The Compensation Committee has reviewed its compensation programs for executives and for non-executives and believes that compensation is structured in a way that does not create risks that would be reasonably likely to have a material, adverse effect on the Company. The Compensation Committee believes it has designed the overall compensation program in such a way as to deter excessive risk taking, to encourage executives to focus on the long-term success of the Company and to align the interests of executives with those of shareholders by:

•                  encompassing several different financial and operational goals;

•                  incorporating short-term and long-term performance periods of varying lengths;

•                  capping short-term bonus incentives;

•                  scaling compensation to industry; and

•                  considering internal equity among Company executives.

Report On Repricing Of Options

The Company did not reprice any stock options during the fiscal years ended December 31, 2010 or 2011.

Compensation Committee Interlocks and Insider Participation

There were no compensation committee or board interlocks among the members of our Board during 2011.

DIRECTOR COMPENSATION

Our Compensation and Nominating Committee charter provides that the Compensation and Nominating Committee is to recommend to the Board of Directors matters related to director compensation. The 2011 director compensation package for non-employee directors consisted of annual cash compensation and equity-based awards in the form of shares of restricted stock and cash awards, each under the 2007 Stock Incentive Plan, as amended. The value of the cash awards was based on the closing price of one share of the Company’s common stock on the vesting date.

Directors who also chair a committee receive additional cash compensation for their service as a chairperson. For the 2011 fiscal year, Herrick Lidstone, Jr. and William Krysiak received additional cash compensation for his role as chairperson of the Compensation and Nominating Committee and chairperson of the Audit Committee, respectively. No additional compensation was paid to any director for attending meetings. No employee of the Company is entitled to compensation for service as a director.

The following table provides information related to the compensation of our non-employee directors during fiscal year 2011.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards (2) ($)	Total $
Rodney D. Knutson(3)	30,000	83,138	113,138
William J. Krysiak(3)	36,000	83,138	119,138
Herrick K. Lidstone(3)	36,000	83,138	119,138

(1)                                  Each director received an aggregate of $30,000 in cash compensation, and the chairman of each committee received an additional aggregate amount of $6,000.

(2)                                  The amounts shown in this column represent shares of restricted stock and cash awards subject to our 2007 Stock Incentive Plan, as amended, and reflect the aggregate grant date fair value of equity awards granted within the fiscal year in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718 for stock based compensation.  For each director, these awards are comprised of 7,500 shares of restricted stock having a grant date fair value of $55,425 (computed in accordance with FASB ASC Topic 718) and 3,750 cash awards having a grant date fair value of 27,713 (computed in accordance with FASB ASC Topic 718).  The cash awards were paid in cash on the vesting date of March 2, 2012.  These amounts do not necessarily correspond to the actual cash value that will be recognized by the directors when received. Assumptions used in the calculation of this amount for fiscal years ended December 31, 2009, 2010 and 2011 are included in footnote 11 to the Company’s audited financial statements for the fiscal year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2012.

(3)                                  As of December 31, 2011, the directors had (i) the following number of stock options outstanding: Mr. Knutson: 175,000; Mr. Lidstone 175,000; and Mr. Krysiak: 100,000; (ii) the following number of shares of restricted stock outstanding: Mr. Knutson: 7,500; Mr. Lidstone 7,500; and Mr. Krysiak: 7,500; and (iii) the following number of unvested cash awards outstanding: Mr. Knutson: 3,750; Mr. Lidstone 3,750; and Mr. Krysiak: 3,750.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of April 15, 2012 by:

•                  our NEOs;

•                  our directors and nominees;

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

Name	Business Address	Amount and Nature		Percentage of Class(1)
Lynn A. Peterson	1625 Broadway, Suite 250, Denver, Colorado 80202	4,600,646	(2)	1.7%
James E. Catlin	1625 Broadway, Suite 250, Denver, Colorado 80202	2,641,045	(3)	1.0%
James P. Henderson	1625 Broadway, Suite 250, Denver, Colorado 80202	273,387	(4)	*
Russell A. Branting	1625 Broadway, Suite 250, Denver, Colorado 80202	625,653	(5)	*
Russ D. Cunningham	1625 Broadway, Suite 250, Denver, Colorado 80202	203,416	(6)	*
Rodney D. Knutson	1625 Broadway, Suite 250, Denver, Colorado 80202	336,558	(7)	*
William J. Krysiak	1625 Broadway, Suite 220, Denver, Colorado 80202	82,500	(8)	*
Herrick K. Lidstone, Jr.	6400 South Fiddler’s Green Circle, Suite 1000, Greenwood Village, Colorado 80111	182,500	(9)	*
All directors and executive officers as a group (eight individuals)		8,945,705		3.4%
BlackRock Inc.	40 East 52nd Street New York New York 10022	20,295,799		7.7%(10)
Mackenzie Financial Corporation	180 Queen Street West Toronto, Ontario M5V 3K1	15,830,400		6.0%(11)

*                                         Less than 1%.

(1)                                  Based on 263,530,643 shares outstanding as of April 15, 2012, plus any shares of common stock deemed to be beneficially owned pursuant to options and warrants that are exercisable within 60 days from the above date.

(2)                                  Includes 3,053,321 shares held directly by the individual, 600,000 shares held by individual’s wife, and 947,325 options exercisable within 60 days of April 15, 2012.

(3)                                  Includes 1,572,650 shares held by the individual, 500,000 shares held by the individual’s wife, and 568,395 options exercisable within 60 days of April 15, 2012.

(4)                                  Includes 93,437 shares held by the individual and 179,950 options exercisable within 60 days of April 15, 2012.

(5)                                  Includes 561,666 options exercisable within 60 days of April 15, 2012.

(6)                                  Includes 174,666 options exercisable within 60 days of April 15, 2012.

(7)                                  Includes 175,000 options exercisable within 60 days of April 15, 2012.

(8)                                  Includes 75,000 options exercisable within 60 days of April 15, 2012.

(9)                                  Includes 175,000 options exercisable within 60 days of April 15, 2012.

(10)                            This information is based solely on a Schedule 13G filed with the SEC on February 13, 2012.

(11)                            This information is based solely on a Schedule 13G filed with the SEC on February 14, 2012.

We have no knowledge of any other arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change of control of our company.

Equity Compensation Plan Information as of December 31, 2011

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	7,809,269	(1)	$2.72	(2)	13,047,798	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	7,809,269		$2.72		13,047,798

(1)                                  This number reflects 6,591,158 shares issuable upon the exercise of outstanding stock options, 22,500 shares issuable upon the vesting of restricted stock awards, 985,611 shares issuable upon the vesting of RSUs and 210,000 shares issuable upon the vesting of PAs. The PAs are payable in cash or, in the Compensation Committee’s discretion, shares of the Company’s common stock.

(2)                                  The restricted stock, RSUs and PAs do not have an exercise price; accordingly, the weighted average exercise price in this column only reflects the exercise price of the stock options.

(3)                                  Pursuant to Amendment No. 1 to the 2007 Stock Incentive Plan, adopted by the Company’s shareholders of June 3, 2010, beginning on January 1, 2011, the aggregate number of shares authorized for any given year shall equal 14% of the Company’s issued and outstanding shares of common stock, calculated as of January 1 of the respective year, less (i) the number of shares of common stock subject to outstanding awards and (ii) the number of shares of common stock that have been issued under the plan.

For a brief description of the material features of our 2007 Stock Incentive Plan, as amended, please see footnote 11 to the audited financial statements for the fiscal year ended 2011 filed on our original Form 10-K filing for the fiscal year ended December 31, 2011.

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

•                  be a consultant to, or a director, officer or employee of, or otherwise operate, an outside business if the demands of the outside business would interfere with the director’s, officer’s or employee’s responsibilities to us;

•                  accept any personal loan or guarantee of obligations from the Company, except to the extent such arrangements are legally permissible; or

•                  conduct business on behalf of the Company with immediate family members, which include spouses, children, parents, siblings and persons sharing the same home whether or not legal relatives.

Directors, officers, and employees must immediately notify the Chair of our Audit Committee of the existence of any actual or potential conflict of interest. The circumstances will be reviewed for a decision on whether a conflict of interest is present, and if so, what course of action is to be taken. The Company had no reportable related party transactions during 2011.  Further, during 2011, the Company had no transactions where the policies and procedures summarized above did not require review, approval, or ratification, or where such policies and procedures were not followed.

Independence of Directors

The Board of Directors has determined that the following directors qualify as independent under the applicable standards of the New York Stock Exchange, SEC rules and the Multilateral Instrument 52-110 (“MI 52-110”): Rodney D. Knutson, Herrick K. Lidstone, Jr. and William J. Krysiak.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by Independent Auditors

The aggregate fees billed in 2010 by the Company’s previous principal accountant, Hein & Associates LLP, and the aggregate fees billed in 2011 by the Company’s current principal accountant, Ernst & Young LLP, are as follows:

Financial Year Ending	Audit Fees $	Audit Related Fees $	Tax Fees $	All Other Fees $	Total $
December 31, 2011	576,373	78,046(1)	98,565(3)		752,984
December 31, 2010	420,205	41,106(2)	52,005(3)		513,316

(1)                                  2011 Audit Related Fees consist of those fees billed in 2011 that were incurred in connection with an audit of assets acquired by the Company in October 2011.

(2)                                  2010 Audit Related Fees consist of those fees billed in 2010 incurred in connection with an audit of the assets acquired by the Company in November 2010.

(3)                                  Tax Fees consist of fees billed in 2011 and 2010, as applicable, for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance and return preparation.

Pre-Approval Policies and Procedures

The Audit Committee Charter provides that the Audit Committee is responsible for the appointment, compensation, retention and oversight of the independent public accountants, and pre-approves all audit services and permissible non-audit services to be provided to the Company by the independent public accountants. The Audit Committee may, in its discretion, delegate the authority to pre-approve all audit services and permissible non-audit services to the Chairman of the Audit Committee provided the Chairman reports any delegated pre-approvals to the Audit Committee at the next meeting thereof. The Audit Committee has not, however, adopted any specific policies and procedures for the engagement of non-audit services. For 2010 and 2011, all of the services related to amounts billed by the Company’s external accountants were pre-approved by the Audit Committee.

Report on Audited Financial Statements

The Audit Committee reviewed and discussed with management and the Company’s independent auditors the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In addition, the Audit Committee has discussed with the Company’s independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees), as modified by Statement on Auditing Standards No. 90 (Audit Committee Communications). The Audit Committee has also received the written disclosures and the letter from the Company’s independent auditors required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and has discussed with the Company’s independent auditors that audit firm’s independence from the Company and its management. Based on the review and discussions, the Audit Committee recommended to the Board that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2011, for filing with the SEC.

Audit Committee of the Board William J. Krysiak, Chairman Rodney D. Knutson Herrick K. Lidstone, Jr.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)  Exhibits

Exhibit Number	Description

2.1

Asset Purchase Agreement, entered into October 19, 2010, by and among Peak Grasslands, LLC, Kodiak Oil & Gas (USA) Inc., and Kodiak Oil & Gas Corp. (filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on October 25, 2010 and incorporated herein by reference)

2.2

Purchase and Sale Agreement among Ursa Resources Group LLC, Kodiak Oil & Gas (USA) Inc. and Kodiak Oil & Gas Corp. dated May 20, 2011 (filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K/A filed on June 29, 2011 and incorporated herein by reference)

2.3	Purchase and Sale Agreement between BTA Oil Producers LLC, and Kodiak Oil & Gas (USA) Inc. dated September 27, 2011 (filed as Exhibit 2.1 to the registrant’s Quarterly

Report on Form 10-Q filed on November 3, 2011 and incorporated herein by reference)

2.4

Purchase and Sale Agreement by and among North Plains Energy, LLC (Seller), Kodiak Oil & Gas (USA) Inc. (Buyer) and Kodiak Oil & Gas Corp. (Parent), dated as of November 14, 2011 (filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K/A filed on November 17, 2011 and incorporated herein by reference)

2.5

Purchase and Sale Agreement by and among Mercuria Bakken, LLC (Seller), Kodiak Oil & Gas (USA) Inc. (Buyer) and Kodiak Oil & Gas Corp. (Parent), dated as of November 14, 2011 (filed as Exhibit 2.2 to the registrant’s Current Report on Form 8-K/A filed on November 17, 2011 and incorporated herein by reference)

3.1

Certificate of Continuance of Kodiak Oil & Gas Corp., dated September 20, 2001 (filed as Exhibit 1.1 to the registrant’s Registration Statement on Form 20-F filed on November 23, 2005 and incorporated herein by reference)

3.2	Articles of Continuation of Kodiak Oil & Gas Corp. (filed as Exhibit 1.2 to the registrant’s Registration Statement on Form 20-F filed on November 23, 2005 and incorporated herein by reference)

3.3	Amended and Restated By-Law No. 1 of the Company (filed as Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q filed on May 9, 2008 and incorporated herein by reference)

3.4

Articles of Incorporation of Kodiak Oil and Gas (USA) Inc. (filed as Exhibit 3.3 to the registrant’s Registration Statement on Form S-3 (Registration No. 333-169517) filed on September 22, 2010 and incorporated herein by reference)

4.1

Form of common stock certificate (filed as Exhibit 4.6 to the registrant’s Registration Statement on Form S-3ASR (Registration No. 333-173520) filed on April 15, 2011 and incorporated herein by reference)

4.1

Form of senior indenture between Kodiak Oil & Gas Corp. and one or more trustees to be named (filed as Exhibit 4.7 to the registrant’s Registration Statement on Form S-3ASR (Registration No. 333-173520) filed on April 15, 2011 and incorporated herein by reference)

4.2

Form of subordinated indenture between Kodiak Oil & Gas Corp. and one or more trustees to be named (filed as Exhibit 4.8 to the registrant’s Registration Statement on Form S-3ASR (Registration No. 333-173520) filed on April 15, 2011 and incorporated herein by reference)

4.4

Indenture, dated November 23, 2011, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., U.S. Bank National Association and Computershare Trust Company of Canada (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on November 23, 2011 and incorporated herein by reference)

4.5

Registration Rights Agreement, dated November 23, 2011, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., Credit Suisse Securities (USA) LLC, Wells Fargo Securities, LLC, KeyBanc Capital Markets Inc. and RBC Capital Markets, LLC (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on November 23, 2011 and incorporated herein by reference)

10.1	Kodiak Oil & Gas Corp. Incentive Share Option Plan (filed as Exhibit 4.5 to the registrant’s Registration Statement on Form 20-F filed on November 23, 2005 and incorporated herein by reference)

10.2	Kodiak Oil & Gas Corp. 2007 Stock Incentive Plan (filed as Appendix A to the registrant’s Definitive Proxy Statement filed on April 27, 2007 and incorporated herein by reference)

10.3	Amendment No. 1 to Kodiak Oil & Gas Corp. 2007 Stock Incentive Plan (filed as Appendix A to the registrant’s Definitive Proxy Statement filed on April 30, 2010 and incorporated herein by reference)

10.4	Amendment No. 2 to Kodiak Oil & Gas Corp. 2007 Stock Incentive Plan (filed as Appendix A to the registrant’s Definitive Proxy Statement filed on April 28, 2011 and incorporated herein by reference)

10.5

Form of Incentive Stock Option Agreement for 2007 Stock Incentive Plan (filed as Exhibit 4.2 to the registrant’s Registration Statement on Form S-8 (Registration No. 333-138704) filed on July 26, 2007 and incorporated herein by reference)

10.6

Form of Employee Non-incentive Stock Option Agreement for 2007 Stock Incentive Plan (filed as Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 (Registration No. 333-138704) filed on July 26, 2007 and incorporated herein by reference)

10.7

Form of Directors’ Non-incentive Stock Option Agreement for 2007 Stock Incentive Plan (filed as Exhibit 4.4 to the registrant’s Registration Statement on Form S-8 (Registration No. 333-138704) filed on July 26, 2007 and incorporated herein by reference)

10.8

Form of Non-Incentive Performance-Based Stock Option Agreement for 2007 Stock Incentive Plan (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 19, 2008 and incorporated herein by reference)

10.9

Form of Stock Award Agreement for 2007 Stock Incentive Plan (filed as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 3, 2011 and incorporated herein by reference)

10.10

Form of Restricted Stock Unit and Performance Award Agreement for 2007 Stock Incentive Plan (filed as Exhibit 10.9 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 3, 2011 and incorporated herein by reference)

10.11

Form of Restricted Stock and Cash Award Agreement for 2007 Stock Incentive Plan (filed as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 3, 2011 and incorporated herein by reference)

10.12 +	Form of Restricted Stock Unit Award Agreement for 2007 Stock Incentive Plan

10.13 +	Form of Restricted Stock Agreement for 2007 Stock Incentive Plan

10.14	Form of Stock Option Termination Agreement (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 6, 2010 and incorporated herein by reference)

10.15

Fourth Amendment to Lease, dated February 14, 2007, between Transwestern Broadreach WTC, LLC and Kodiak Oil & Gas (USA) Inc. (filed as Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 27,

2007 and incorporated herein by reference)

10.16

Fifth Amendment to Lease, dated May 31, 2007 between Transwestern Broadreach WTC, LLC and Kodiak Oil & Gas (USA) Inc. (filed as Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 14, 2008 and incorporated herein by reference)

10.17

Executive Employment Agreement, effective January 1, 2011, by and among Lynn A. Peterson, Kodiak Oil & Gas (USA) Inc. and Kodiak Oil & Gas Corp. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 6, 2011 and incorporated herein by reference)

10.18

Executive Employment Agreement, effective January 1, 2011, by and among James E. Catlin, Kodiak Oil & Gas (USA) Inc. and Kodiak Oil & Gas Corp. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on January 6, 2011 and incorporated herein by reference)

10.19

Executive Employment Agreement, effective January 1, 2011, by and among James P. Henderson, Kodiak Oil & Gas (USA) Inc. and Kodiak Oil & Gas Corp. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on January 6, 2011 and incorporated herein by reference)

10.20

Employment Agreement between Kodiak Oil and Gas Corp. and Russell A. Branting dated January 1, 2011 (filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on August 4, 2011 and incorporated herein by reference)

10.21

Employment Agreement between Kodiak Oil and Gas Corp. and Russ D. Cunningham dated January 1, 2011 (filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on August 4, 2011 and incorporated herein by reference)

10.22

Officer Position Termination and General Release Agreement between the Company and James K. Doss, effective March 18, 2010 (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on May 7, 2010 and incorporated herein by reference)

10.23

Credit Agreement dated as of May 24, 2010 among Kodiak Oil & Gas (USA) Inc., Wells Fargo Bank, N.A. and The Lenders Signatory Thereto (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 27, 2010 and incorporated herein by reference)

10.24

First Amendment to Credit Agreement among Kodiak Oil & Gas (USA) Inc., Wells Fargo Bank, N.A. and The Lenders Signatory Thereto, effective as of November 30, 2010 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 2, 2010 and incorporated herein by reference)

10.25

Second Amendment to Credit Agreement among Kodiak Oil & Gas (USA) Inc., Wells Fargo Bank, N.A., and the Lenders Signatory Thereto, effective as of April 13, 2011 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 19, 2011 and incorporated herein by reference)

10.26

Amended and Restated Credit Agreement, dated as of October 28, 2011, among Kodiak Oil & Gas (USA) Inc., Wells Fargo Bank, N.A. and The Lenders Party Thereto (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 3, 2011 and incorporated herein by reference)

10.27	First Amendment and Limited Waiver to Amended and Restated Credit Agreement among

Kodiak Oil & Gas (USA) Inc., as Borrower, Wells Fargo Bank, N.A., as Administrative Agent, and The Lenders Signatory Thereto, dated as of November 14, 2011 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 14, 2011 and incorporated herein by reference)

10.28

Second Amendment to Amended and Restated Credit Agreement among Kodiak Oil & Gas (USA) Inc., as Borrower, Wells Fargo Bank, N.A., as Administrative Agent, and The Lenders Signatory Thereto, executed as of November 14, 2011 (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on November 14, 2011 and incorporated herein by reference)

10.29

Third Amendment to Amended and Restated Credit Agreement among Kodiak Oil & Gas (USA) Inc., as Borrower, Wells Fargo Bank, N.A., as Administrative Agent, and The Lenders Signatory Thereto, dated as of January 10, 2012 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 17, 2012 and incorporated herein by reference)

10.30

Guarantee and Collateral Agreement dated as of May 24, 2010 by Kodiak Oil & Gas (USA) Inc. in favor of Wells Fargo Bank, N.A. as administrative agent (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on May 27, 2010 and incorporated herein by reference)

10.31

Amended and Restated Guarantee and Collateral Agreement made by each of the Grantors (as defined therein) in favor of Wells Fargo Bank, N.A., dated as of October 28, 2011 (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on November 3, 2011 and incorporated herein by reference)

10.32

Guarantee and Pledge Agreement dated as of May 24, 2010 by Kodiak Oil & Gas Corp. in favor of Wells Fargo Bank, N.A. as administrative agent (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on May 27, 2010 and incorporated herein by reference)

10.33

Amended and Restated Guarantee and Pledge Agreement made by Kodiak Oil & Gas Corp. in favor of Wells Fargo Bank, N.A., dated as of October 28, 2011 (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on November 3, 2011 and incorporated herein by reference)

10.34

Second Lien Credit Agreement, dated as of November 30, 2010, among Kodiak Oil & Gas (USA) Inc., Wells Fargo Energy Capital, Inc. and The Lenders Party Thereto (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 2, 2010 and incorporated herein by reference)

10.35

Agreement and Amendment No. 1 to Second Lien Credit Agreement, dated as of July 15, 2011, among Kodiak Oil & Gas (USA) Inc., Kodiak Oil & Gas Corp., as guarantor, the lender parties and Wells Fargo Energy Capital, Inc. (filed as exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 18, 2011 and incorporated herein by reference)

10.36

Amended and Restated Second Lien Credit Agreement, dated as of October 28, 2011, among Kodiak Oil & Gas (USA) Inc., Wells Fargo Energy Capital, Inc. and The Lenders Party Thereto (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on November 3, 2011 and incorporated herein by reference)

10.37

First Amendment and Limited Waiver to Amended and Restated Second Lien Credit Agreement among Kodiak Oil & Gas (USA) Inc., as Borrower, Wells Fargo Energy Capital, Inc., as Administrative Agent, and The Lenders Signatory Thereto, dated as of

November 14, 2011 (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on November 14, 2011 and incorporated herein by reference)

10.38

Second Lien Guarantee and Pledge Agreement made by Kodiak Oil & Gas Corp. in favor of Wells Fargo Energy Capital, Inc., dated as of November 30, 2010 (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on December 2, 2010 and incorporated herein by reference)

10.39

Amended and Restated Second Lien Guarantee and Pledge Agreement made by Kodiak Oil & Gas Corp. in favor of Wells Fargo Energy Capital, Inc., dated as of October 28, 2011 (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on November 3, 2011 and incorporated herein by reference)

10.40

Second Lien Guarantee and Collateral Agreement made by each of the Grantors (as defined therein) in favor of Wells Fargo Energy Capital, Inc., dated as of November 30, 2010 (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on December 2, 2010 and incorporated herein by reference)

10.41

Amended and Restated Second Lien Guarantee and Collateral Agreement made by each of the Grantors (as defined therein) in favor of Wells Fargo Energy Capital, Inc., dated as of October 28, 2011. (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on November 3, 2011 and incorporated herein by reference)

10.42

Purchase Agreement, dated November 18, 2011, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., and Credit Suisse Securities (USA) LLC, Wells Fargo Securities, LLC, KeyBanc Capital Markets Inc. and RBC Capital Markets, LLC, as representatives of the several purchasers identified therein (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 23, 2011 and incorporated herein by reference)

12.1 +	Computation of Ratio of Earnings to Fixed Charges

16.1

Letter from Hein & Associates LLP, Independent Registered Public Accounting Firm, to the Securities and Exchange Commission dated April 5, 2011, regarding change in certifying accountant (filed as Exhibit 16.1 to the registrant’s Current Report on Form 8-K filed on April 5, 2011 and incorporated herein by reference)

21.1 +	Subsidiaries of the Registrant

23.1 +	Consent of Ernst & Young LLP

23.2 +	Consent of Hein & Associates LLP

23.3 +	Consent of Netherland Sewell & Associates, Inc.

31.1 +	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2 +	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.3	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.4	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1 +	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2 +	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

99.1 +	Reserve Estimate Report of Netherland Sewell & Associates, Inc.

101 +

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

+ Previously filed on the Registrant’s original Form 10-K for the fiscal year ended December 31, 2011 filed on February 28, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KODIAK OIL & GAS CORP. (Registrant)

Date: April 30, 2012	By:	/s/ LYNN A. PETERSON
Lynn A. Peterson
President and Chief Executive Officer
(principal executive officer)