Form 10-Q
period 2013-03-31
Kodiak Oil & Gas Corp
filed 2013-05-02
CIK 1322866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
Commission file number: 001-32920

(Exact name of registrant as specified in its charter)

Yukon Territory (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

1625 Broadway, Suite 250
Denver, Colorado 80202	(303) 592-8075
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer", "accelerated filer", and "smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
265,431,865 shares. no par value, of the Registrant’s common stock were issued and outstanding as of May 1, 2013

KODIAK OIL & GAS CORP.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KODIAK OIL & GAS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$6,585	$24,060
Accounts receivable
Trade	50,578	35,565
Accrued sales revenues	69,314	59,875
Commodity price risk management asset	1,327	10,864
Inventory, prepaid expenses and other	19,726	17,210
Total Current Assets	147,530	147,574

Oil and gas properties (full cost method), at cost:
Proved oil and gas properties	2,255,624	2,007,442
Unproved oil and gas properties	474,802	457,888
Equipment and facilities	24,780	20,954
Less-accumulated depletion, depreciation, amortization, and accretion	(347,108)	(290,094)
Net oil and gas properties	2,408,098	2,196,190

Commodity price risk management asset	2,615	2,850
Property and equipment, net of accumulated depreciation of $1,275 at March 31, 2013 and $1,113 at December 31, 2012	1,923	1,846
Deferred financing costs, net of amortization of $19,071 at March 31, 2013 and $17,995 at December 31, 2012	31,020	25,176

Total Assets	$2,591,186	$2,373,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$189,543	$190,596
Accrued interest payable	26,035	6,090
Commodity price risk management liability	8,793	304
Total Current Liabilities	224,371	196,990

Noncurrent Liabilities:
Credit facility	100,000	295,000
Senior notes, net of accumulated amortization of bond premium of $536 at March 31, 2013 and $378 at December 31, 2012	1,155,464	805,622
Commodity price risk management liability	3,209	4,288
Deferred tax liability, net	39,600	26,800
Asset retirement obligations	9,760	9,064
Total Noncurrent Liabilities	1,308,033	1,140,774

Total Liabilities	1,532,404	1,337,764

Stockholders’ Equity:
Common stock—no par value; unlimited authorized
Issued and outstanding: 265,404,865 shares as of March 31, 2013 and 265,273,314 shares as of December 31, 2012	1,012,144	1,008,678
Retained earnings	46,638	27,194
Total Stockholders’ Equity	1,058,782	1,035,872

Total Liabilities and Stockholders’ Equity	$2,591,186	$2,373,636
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KODIAK OIL & GAS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Revenues:
Oil sales	$155,843	$76,814
Gas sales	9,207	3,122
Total revenues	165,050	79,936

Operating expenses:
Oil and gas production	35,991	17,300
Depletion, depreciation, amortization and accretion	57,385	26,295
General and administrative	10,302	7,898
Total operating expenses	103,678	51,493

Operating income	61,372	28,443

Other income (expense):
Loss on commodity price risk management activities	(15,744)	(23,340)
Interest income (expense), net	(13,810)	(4,627)
Other income	426	1,268
Total other income (expense)	(29,128)	(26,699)

Income before income taxes	32,244	1,744

Income tax expense	12,800	—

Net income	$19,444	$1,744

Earnings per common share:
Basic	$0.07	$0.01
Diluted	$0.07	$0.01

Weighted average common shares outstanding:
Basic	265,328,392	262,660,642
Diluted	267,969,663	266,586,016

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KODIAK OIL & GAS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$19,444	$1,744
Reconciliation of net income to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	57,385	26,295
Amortization of deferred financing costs and debt premium	918	640
Unrealized loss on commodity price risk management activities, net	17,182	18,616
Stock‑based compensation	3,724	2,435
Deferred income taxes	12,800	—
Changes in current assets and liabilities:
Accounts receivable‑trade	(15,013)	(8,513)
Accounts receivable‑accrued sales revenue	(9,439)	(16,209)
Prepaid expenses and other	134	(924)
Accounts payable and accrued liabilities	7,493	28,657
Accrued interest payable	19,945	12,967
Cash held in escrow	—	3,343
Net cash provided by operating activities	114,573	69,051

Cash flows from investing activities:
Acquired oil and gas properties and facilities	—	(588,420)
Oil and gas properties	(275,142)	(128,424)
Equipment, facilities and other	(4,065)	(10,329)
Tubular goods	(663)	—
Cash held in escrow	—	30,000
Net cash used in investing activities	(279,870)	(697,173)

Cash flows from financing activities:
Borrowings under credit facility	163,875	—
Repayments under credit facility	(358,875)	(100,000)
Proceeds from the issuance of senior notes	350,000	—
Proceeds from the issuance of common shares	260	1,108
Purchase of common shares	(518)	—
Cash held in escrow	—	670,615
Debt and share issuance costs	(6,920)	(300)
Net cash provided by financing activities	147,822	571,423

Decrease in cash and cash equivalents	(17,475)	(56,699)

Cash and cash equivalents at beginning of the period	24,060	81,604

Cash and cash equivalents at end of the period	$6,585	$24,905

Supplemental cash flow information:
Oil & gas property accrual included in accounts payable and accrued liabilities	$146,840	$84,452
Oil & gas property acquired through common stock	$—	$49,798
Cash paid for interest	$1,458	$3,536
Cash paid for income taxes	$—	$—
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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Kodiak Oil & Gas (USA) Inc. All significant inter-company balances and transactions have been eliminated in consolidation. The Company's business is transacted in US dollars and, accordingly, the financial statements are expressed in US dollars. The financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X and S-K. In the opinion of management, all adjustments, consisting of normal recurring accruals that are considered necessary for a fair presentation of the interim financial information, have been included. However, operating results for the periods presented are not necessarily indicative of the results that may be expected for a full year. Kodiak's 2012 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in Kodiak's 2012 Annual Report on Form 10-K.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of oil and gas reserves, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of assumptions, judgments and estimates include (1) oil and gas reserves; (2) cash flow estimates used in ceiling test of oil and natural gas properties; (3) depreciation, depletion and amortization; (4) asset retirement obligations; (5) assigning fair value and allocating purchase price in connection with business combinations; (6) accrued revenue and related receivables; (7) valuation of commodity derivative instruments; (8) accrued liabilities; (9) valuation of share-based payments and (10) income taxes. Although management believes these estimates are reasonable, actual results could differ from these estimates. The Company evaluates its estimates on an on-going basis and bases our estimates on historical experience and on various other assumptions the Company believes to be reasonable under the circumstances. Although actual results may differ from these estimates under different assumptions or conditions, the Company believes that its estimates are reasonable.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-11 (“ASU 2011-11”), Balance Sheet: Disclosures about Offsetting Assets and Liabilities which applies to certain items in the statement of financial position (balance sheet), and was further clarified in January 2013 by ASU 2013-01, Balance Sheet: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarified the scope of ASU 2011-11 to derivative instruments, repurchase agreements and securities lending transactions.  The effective date for the amendments is for annual periods beginning after January 1, 2013, and interim periods within those annual periods.  ASU 2011-11 requires disclosures of the gross and net amounts for items eligible for offset in the balance sheet.  The Company records its derivative financial instruments on a net basis by contract. The adoption of this standard had no impact on the Company’s financial position or results of operations, but did require enhanced disclosures regarding derivative instruments. Please refer to Note 5—Commodity Derivative Instruments for the enhanced disclosures.

Other accounting standards that have been issued or proposed by the FASB, or other standards-setting bodies, that do not require adoption until a future date, are not expected to have a material impact on the financial statements upon adoption.

Note 3—Long-Term Debt

As of the dates indicated, the Company’s long-term debt consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Credit Facility due April 2018	$100,000	$295,000
2019 Notes due December 2019	800,000	800,000
Unamortized Premium on 2019 Notes	5,464	5,622
2021 Notes due January 2021	350,000	—
Total Long-Term Debt	$1,255,464	$1,100,622
Less: Current Portion of Long-Term Debt	—	—
Total Long-Term Debt, Net of Current Portion	$1,255,464	$1,100,622

Credit Facility

Kodiak Oil & Gas (USA) Inc. (the “Borrower”), a wholly-owned subsidiary of Kodiak Oil & Gas Corp., has in place a credit facility with a syndicate of banks. As of March 31, 2013, the maximum credit available under the credit facility was $750.0 million with a borrowing base of $450.0 million. Redetermination of the borrowing base occurs semi-annually, on April 1 and October 1. Additionally, the Company may elect a redetermination of the borrowing base one time during any six month period. On April 3, 2013 the Company completed its semi-annual redetermination and also consummated an amendment to the credit facility. As a result of such amendment, the Company's maximum credit available under the credit facility was increased from $750.0 million to $1.5 billion with a borrowing base increase to $650.0 million, although the Company elected to limit the aggregate commitments to $550.0 million. The amendment also extended the credit facility maturity date from October 28, 2016 to April 2, 2018.

Interest on the credit facility is payable at one of the following two variable rates: the alternate base rate for ABR loans or the adjusted LIBO rate for Eurodollar loans, as selected by the Company, plus an additional percentage that can vary on a daily basis and is based on the daily unused portion of the credit facility. This additional percentage is referred to as the “Applicable Margin” and varies depending on the type of loan. As of the date of this filing, the Applicable Margin for the ABR loans is a sliding scale of 0.50% to 1.50%, depending on borrowing base usage. The Applicable Margin on the adjusted LIBO rate is a sliding scale of 1.50% to 2.50%, depending on borrowing base usage. Additionally, the credit facility provides for a borrowing base fee of 0.5% and a commitment fee of 0.375% to 0.50%, depending on borrowing base usage. The grid below shows the Applicable Margin options depending on the applicable Borrowing Base Utilization Percentage (as defined in the credit facility) as of the date of this filing:

Borrowing Base Utilization Grid

Borrowing Base Utilization Percentage	<25.0%	>25.0% <50.0%	>50.0% <75.0%	>75.0% <90.0%	>90.0%
Eurodollar Loans (1)	1.50%	1.75%	2.00%	2.25%	2.50%
ABR Loans (1)	0.50%	0.75%	1.00%	1.25%	1.50%
Commitment Fee Rate	0.375%	0.375%	0.50%	0.50%	0.50%

(1)
As a result of the above-referenced amendment to the credit facility, the borrowing base utilization grid for both ABR loans and Eurodollar loans was decreased 0.25% effective April 3, 2013. The amounts in this table for the Eurodollar and ABR Loans are reflected after giving effect to such amendment (and thus are not stated as of March 31, 2013).

The credit facility contains representations, warranties, covenants, conditions and defaults customary for transactions of this type, including but not limited to: (i) limitations on liens and incurrence of debt covenants; (ii) limitations on dividends, distributions, redemptions and restricted payments covenants; (iii) limitations on investments, loans and advances covenants; and (iv) limitations on the sale of property, mergers, consolidations and other similar transactions covenants. Additionally, the credit facility requires the Borrower to enter into hedging agreements necessary to support the borrowing base.

The credit facility also contains financial covenants requiring the Borrower to comply with a current ratio of consolidated current assets (including unused borrowing capacity) to consolidated current liabilities of not less than 1.0 to 1.0 and to maintain on the last day of each quarter, a ratio of total debt to EBITDAX of not greater than 4.0 to 1.0 at the end of each fiscal quarter. The Company was in compliance with all financial covenants under the credit facility as of March 31, 2013, and through the filing of this report.

As of March 31, 2013, the Company had $100.0 million in outstanding borrowings under the credit facility and as such, the available credit under the credit facility at that date was $350.0 million. Subsequent to March 31, 2013, the Company made additional borrowings of $35.0 million, bringing the outstanding balance as of the date of this filing under the credit facility to $135.0 million. Any borrowings under the credit facility are collateralized by the Borrower’s oil and gas producing properties, the Borrower’s personal property and the equity interests of the Borrower held by the Company. The Company has entered into crude oil hedging transactions with several counterparties that are also lenders under the credit facility. The Company’s obligations under these hedging contracts are secured by the credit facility.

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

8.125% Senior Notes due 2019 and 5.50% Senior Notes due 2021

In November 2011, the Company issued at par $650.0 million principal amount of 8.125% Senior Notes due December 1, 2019 (which notes were subsequently exchanged for SEC registered notes pursuant to the exchange offer discussed below) (the "Original 2019 Notes") and in May 2012, the Company issued at a price of 104.0% of par an additional $150.0 million aggregate principal amount of 8.125% Senior Notes due December 1, 2019 (which were also subsequently exchanged for SEC registered notes pursuant to such exchange offer) (the “Follow-On 2019 Notes”, and together with the “Original 2019 Notes”, the “2019 Notes”). The 2019 Notes bear an annual interest rate of 8.125% and are due December 1, 2019. The interest on the 2019 Notes is payable on June 1 and December 1 of each year. The issuance of the 2019 Notes resulted in aggregate net proceeds of approximately $784.2 million after deducting discounts and fees. The Company used the proceeds from the 2019 Notes to fund its acquisition program and repay outstanding borrowings under its credit facility and second lien credit agreement and for general corporate purposes.

In January 2013, the Company issued at par $350.0 million principal amount of 5.50% Senior Notes due January 15, 2021 (the "2021 Notes" and together with the 2019 Notes, the "Senior Notes"). The 2021 Notes bear an annual interest rate of 5.50% and are due January 15, 2021. The interest on the 2021 Notes is payable on January 15 and July 15 of each year. The Company received net proceeds of approximately $343.1 million after deducting discounts and fees. All of the net proceeds from the 2021 Notes were used to repay borrowings on the Company's credit facility.

The Senior Notes were issued under indentures among the Company, Kodiak Oil & Gas (USA) Inc. (the “Guarantor”), U.S. Bank National Association, as the trustee and Computershare Trust Company of Canada, as the Canadian trustee. The indentures contain affirmative and negative covenants that, among other things, limit the Company’s and the Guarantor’s ability to make investments; incur additional indebtedness or issue preferred stock; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of the assets of the Company; engage in transactions with the Company’s affiliates; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; and create unrestricted subsidiaries. The indentures also contain customary events of default. Upon the occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. The Company was in compliance with all financial covenants under its Senior Notes as of March 31, 2013, and through the filing of this report.

The 2019 Notes are redeemable by the Company at any time on or after December 1, 2015, and the 2021 Notes are redeemable by the Company at any time on or after January 15, 2017, in each case, at the redemption prices set forth in the indentures. Further, the 2019 Notes are redeemable by the Company prior to December 1, 2015, and the 2021 Notes are redeemable by the Company prior to January 15, 2017, in each case, at the redemption prices plus a “make-whole” premium set forth in the indentures. The Company is also entitled to redeem up to 35% of the aggregate principal amount of the 2019 Notes before December 1, 2014 and 35% of the aggregate principal amount of the 2021 Notes before January 15, 2016 with net proceeds that the Company raises in equity offerings at a redemption price equal to 108.125% of the principal amount of the 2019 Notes being redeemed and 105.5% of the principal amount of the 2021 Senior Notes being redeemed, plus, in each case, accrued and unpaid interest. If the Company undergoes a change of control, it may redeem all, but not less than all, of the Senior Notes at a redemption price equal to 101% of the principal amount of the Senior Notes redeemed plus accrued and unpaid interest. The Company may redeem the Senior Notes if, as a result of changes in applicable law, it is required to pay additional amounts related to tax-withholdings, at a price equal to 100% of the Senior Notes plus accrued and unpaid interest. The Company must offer to purchase the Senior Notes if it experiences specific types of changes of control or sells assets under certain circumstances.

On November 16, 2012, the Company closed a registered exchange offer with respect to the 2019 Notes pursuant to which all of the holders of the privately placed 2019 Notes exchanged their notes for SEC-registered 2019 Notes. With respect to the 2021 Notes, the Company must either (1) file an exchange offer registration statement to allow the holders to exchange the Senior Notes for SEC-registered notes and (2) file, under certain circumstances, a shelf registration statement to cover resales of the 2021 Notes. If the Company were to fail to complete the registered exchange offer or the shelf registration statement were not to be declared effective within specified time periods, the Company would be required to pay liquidated damages by way of additional interest on the Senior Notes.

Deferred Financing Costs

As of March 31, 2013, the Company had deferred financing costs of $31.0 million related to its credit facility and Senior Notes. Deferred financing costs include origination, legal, engineering, and other fees incurred in connection with the Company’s credit facility and Senior Notes. For the three months ended March 31, 2013 and 2012, the Company recorded amortization expense of $1.1 million and $640,000, respectively.

Interest Incurred On Long-Term Debt

For the three months ended March 31, 2013 and 2012, the Company incurred interest expense on long-term debt of $21.4 million and $13.5 million, respectively. Of the total interest incurred, the Company capitalized interest costs of $8.5 million and $12.5 million for the three months ended March 31, 2013 and 2012, respectively. Additionally, for the three months ended March 31, 2013 and 2012, interest expense was reduced for the amortization of the bond premium in the amounts of $157,000 and $0, respectively.

Note 4—Income Taxes

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

The Company recognized income tax expense of $12.8 million for the three months ended March 31, 2013. For the three months ended March 31, 2012, no income tax expense or benefit was recognized.

The effective tax rate for the three months ended March 31, 2013 was 38.95% as shown in the below table.

For the Three Months Ended March 31, 2013
Federal	35.00%
State	2.43%
Other	1.22%
Change in Valuation Allowance (Canada)	0.30%
Net	38.95%

Accounting for Uncertainty in Income Taxes

As of March 31, 2013, the Company believes that it has no liability for uncertain tax positions. If the Company were to determine there were any uncertain tax positions, the Company would recognize the liability and related interest and penalties within income tax expense. As of March 31, 2013, the Company had no provision for interest or penalties related to uncertain tax positions. The Company files income tax returns in Canada and U.S. federal jurisdiction and various states. There are currently no Canadian or U.S. federal or state income tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service, state or local tax authorities for tax years ended on or before December 31, 2008 or Canadian tax examinations by the Canadian Revenue Agency for tax years ended on or before December 31, 2001. Although certain tax years are closed under the statute of limitations, tax authorities can still adjust tax losses being carried forward to open tax years.

Note 5—Commodity Derivative Instruments

Through its wholly‑owned subsidiary Kodiak Oil & Gas (USA) Inc., the Company has entered into commodity derivative instruments, as described below. The Company has utilized swaps or “no premium” collars to reduce the effect of price changes on a portion of the Company's future oil production. A collar requires the Company to pay the counterparty if the settlement price is above the ceiling price and requires the counterparty to pay the Company if the settlement price is below the floor price. A swap requires the Company to pay the counterparty if the settlement price exceeds the strike price and the same counterparty is required to pay the Company if the settlement price is less than the strike price. The objective of the Company’s use of derivative financial instruments is to achieve more predictable cash flows in an environment of volatile oil and gas prices and to manage its exposure to commodity price risk. While the use of these derivative instruments limits the downside risk of adverse price movements, such use may also limit the Company’s ability to benefit from favorable price movements. The Company may, from time to time, add incremental derivatives to hedge additional production, restructure existing derivative contracts or enter into new transactions to modify the terms of current contracts in order to realize the current value of the Company’s existing positions. The Company does not enter into derivative contracts for speculative purposes.

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

The Company’s commodity derivative contracts as of March 31, 2013 are summarized below:

Contract Type	Counterparty	Basis(1)	Quantity (Bbl/d)	Strike Price ($/Bbl)	Term
Collar	Shell Trading (U.S.)	NYMEX	500	$85.00 - $117.00	Apr 1, 2013—Dec 31, 2013
Collar	Wells Fargo Bank, N.A.	NYMEX	300 - 425	$85.00 - $102.75	Apr 1, 2013—Dec 31, 2015

Contract Type	Counterparty	Basis (1)	Quantity (Bbl/d)	Swap Price ($/Bbl)	Term
Swap	Credit Suisse International	NYMEX	1,000	$95.98	Apr 1, 2013—Dec 31, 2013
Swap	Credit Suisse International	NYMEX	1,000	$101.60	Apr 1, 2013—Dec 31, 2013
Swap	JP Morgan	NYMEX	1,000	$96.47	Apr 1, 2013—Dec 31, 2013
Swap	KeyBank	NYMEX	500	$91.73	Apr 1, 2013—Dec 31, 2013
Swap	KeyBank	NYMEX	1,000	$92.40	Apr 1, 2013—Dec 31, 2013
Swap	KeyBank	NYMEX	500	$97.70	Apr 1, 2013—Dec 31, 2013
Swap	Scotiabank	NYMEX	500	$91.53	Apr 1, 2013—Dec 31, 2013
Swap	Shell Trading (U.S.)	NYMEX	250	$85.01	Apr 1, 2013—Dec 31, 2013
Swap	Shell Trading (U.S.)	NYMEX	500	$92.51	Apr 1, 2013—Dec 31, 2013
Swap	Shell Trading (U.S.)	NYMEX	500	$94.91	Apr 1, 2013—Dec 31, 2013
Swap	Shell Trading (U.S.)	NYMEX	500	$95.98	Apr 1, 2013—Dec 31, 2013
Swap	Shell Trading (U.S.)	NYMEX	500	$101.32	Apr 1, 2013—Dec 31, 2013
Swap	Wells Fargo Bank, N.A.	NYMEX	79	$84.00	Apr 1, 2013—Dec 31, 2013
Swap	Wells Fargo Bank, N.A.	NYMEX	500	$85.00	Apr 1, 2013—Dec 31, 2013
Swap	Wells Fargo Bank, N.A.	NYMEX	400	$85.07	Apr 1, 2013—Dec 31, 2013
Swap	Wells Fargo Bank, N.A.	NYMEX	427	$88.30	Apr 1, 2013—Dec 31, 2013
Swap	Wells Fargo Bank, N.A.	NYMEX	24	$90.28	Apr 1, 2013—Dec 31, 2013
Swap	Wells Fargo Bank, N.A.	NYMEX	500	$92.30	Apr 1, 2013—Dec 31, 2013
Swap	Wells Fargo Bank, N.A.	NYMEX	425	$93.20	Apr 1, 2013—Dec 31, 2013
Swap	Wells Fargo Bank, N.A.	NYMEX	1,000	$94.06	Apr 1, 2013—Dec 31, 2013
Swap	Wells Fargo Bank, N.A.	NYMEX	1,000	$94.81	Apr 1, 2013—Dec 31, 2013
Swap	Wells Fargo Bank, N.A.	NYMEX	1,000	$95.95	Apr 1, 2013—Dec 31, 2013
Swap	Wells Fargo Bank, N.A.	NYMEX	500	$96.34	Apr 1, 2013—Dec 31, 2013
Swap	Wells Fargo Bank, N.A.	NYMEX	500	$97.70	Apr 1, 2013—Dec 31, 2013
Swap	Wells Fargo Bank, N.A.	NYMEX	1,000	$104.13	Apr 1, 2013—Dec 31, 2013
Swap	Wells Fargo Bank, N.A.	NYMEX	1,000	$101.55	Apr 1, 2013—Dec 31, 2013
2013 Total/Average			16,105	$95.43
Swap	Credit Suisse International	NYMEX	1,000	$91.10	Jan 1, 2014—Dec 31, 2014
Swap	Credit Suisse International	NYMEX	1,000	$100.05	Jan 1, 2014—Dec 31, 2014
Swap	JP Morgan	NYMEX	1,000	$93.02	Jan 1, 2014—Dec 31, 2014
Swap	JP Morgan	NYMEX	200	$94.03	Jan 1, 2014—Dec 31, 2014
Swap	Key Bank	NYMEX	300	$94.05	Jan 1, 2014—Dec 31, 2014
Swap	Scotiabank	NYMEX	1,000	$91.08	Jan 1, 2014—Dec 31, 2014
Swap	Scotiabank	NYMEX	500	$92.65	Jan 1, 2014—Dec 31, 2014
Swap	Shell Trading (U.S.)	NYMEX	500	$94.09	Jan 1, 2014—Dec 31, 2014
Swap	Shell Trading (U.S.)	NYMEX	500	$92.76	Jan 1, 2014—Dec 31, 2014
Swap	Wells Fargo Bank, N.A.	NYMEX	69	$84.00	Jan 1, 2014—Dec 31, 2014
Swap	Wells Fargo Bank, N.A.	NYMEX	1,000	$85.07	Jan 1, 2014—Dec 31, 2014
Swap	Wells Fargo Bank, N.A.	NYMEX	360	$88.30	Jan 1, 2014—Dec 31, 2014
Swap	Wells Fargo Bank, N.A.	NYMEX	21	$90.28	Jan 1, 2014—Dec 31, 2014
Swap	Wells Fargo Bank, N.A.	NYMEX	500	$92.65	Jan 1, 2014—Dec 31, 2014
Swap	Wells Fargo Bank, N.A.	NYMEX	500	$92.75	Jan 1, 2014—Dec 31, 2014
Swap	Wells Fargo Bank, N.A.	NYMEX	350	$93.20	Jan 1, 2014—Dec 31, 2014
2014 Total/Average			8,800	$92.26
Swap	Wells Fargo Bank, N.A.	NYMEX	59	$84.00	Jan 1, 2015—Oct 31, 2015
Swap	Wells Fargo Bank, N.A.	NYMEX	1,000	$85.07	Jan 1, 2015—Dec 31, 2015
Swap	Wells Fargo Bank, N.A.	NYMEX	317	$88.30	Jan 1, 2015—Sept 30, 2015
Swap	Wells Fargo Bank, N.A.	NYMEX	46	$90.28	Jan 1, 2015—Oct 31, 2015
Swap	Wells Fargo Bank, N.A.	NYMEX	300	$93.20	Jan 1, 2015—Dec 31, 2015
2015 Total/Average			1,625	$87.13

Subsequent to March 31, 2013, the Company entered into additional commodity derivative contracts as summarized below:

Contract Type	Counterparty	Basis (1)	Quantity (Bbl/d)	Swap Price ($/Bbl)	Term
Swap	Key Bank	NYMEX	500	$90.00	Jan 1, 2014—Dec 31, 2014
Swap	Scotiabank	NYMEX	1,000	$90.00	Jan 1, 2014—Dec 31, 2014
Swap	Wells Fargo Bank, N.A.	NYMEX	500	$90.00	Jan 1, 2014—Dec 31, 2014

(1)	NYMEX refers to quoted prices on the New York Mercantile Exchange

The following tables detail the fair value of the Company's derivative instruments, including the gross amounts and adjustments made to net the derivative instruments for the presentation in the consolidated balance sheet (in thousands):

		As of March 31, 2013
Underlying Commodity	Location on Balance Sheet	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Consolidated Balance Sheet
Crude oil derivative contract	Current assets	$6,335	$(5,008)	$1,327
Crude oil derivative contract	Noncurrent assets	$5,275	$(2,660)	$2,615
Crude oil derivative contract	Current liabilities	$14,037	$(5,244)	$8,793
Crude oil derivative contract	Noncurrent liabilities	$5,633	$(2,424)	$3,209

		As of December 31, 2012
Underlying Commodity	Location on Balance Sheet	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Consolidated Balance Sheet
Crude oil derivative contract	Current assets	$16,911	$(6,047)	$10,864
Crude oil derivative contract	Noncurrent assets	$5,455	$(2,605)	$2,850
Crude oil derivative contract	Current liabilities	$6,352	$(6,048)	$304
Crude oil derivative contract	Noncurrent liabilities	$6,893	$(2,605)	$4,288

The amount of gain (loss) recognized in the statements of operations related to the Company’s derivative financial instruments was as follows (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Unrealized loss on oil contracts	$(17,182)	$(18,616)
Realized gain (loss) on oil contracts	1,438	(4,724)
Loss on commodity price risk management activities	$(15,744)	$(23,340)

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

	For the Three Months Ended March 31, 2013	For the Year Ended December 31, 2012
Balance beginning of period	$9,064	$3,627
Liabilities incurred or acquired	487	4,537
Liabilities settled	—	(58)
Revisions in estimated cash flows	—	405
Accretion expense	209	553
Balance end of period	$9,760	$9,064

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

The Company’s non-recurring fair value measurements include asset retirement obligations, please refer to Note 6-Asset Retirement Obligations, and the purchase price allocations for the fair value of assets and liabilities acquired through business combinations.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2013 by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at March 31, 2013 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Commodity price risk management asset	$—	$3,942	$—	$3,942

Financial Liabilities:
Commodity price risk management liability	$—	$12,002	$—	$12,002

Commodity Derivative Instruments

The Company determines its estimate of the fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, the credit rating of each counterparty, and the Company’s own credit rating. In consideration of counterparty credit risk, the Company assessed the possibility of whether each counterparty to the derivative would default by failing to make any contractually required payments. Additionally, the Company considers that it is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions. At March 31, 2013 and December 31, 2012, derivative instruments utilized by the Company consist of both “no premium” collars and swaps. The crude oil derivative markets are highly active. Although the Company’s derivative instruments are valued using public indices, the instruments themselves are traded with third‑party counterparties and are not openly traded on an exchange. As such, the Company has classified these instruments as Level 2.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, commodity derivative instruments (discussed above) and long-term debt. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are representative of their fair values due to their short-term maturities. The carrying amount of the Company’s credit facility approximated fair value as it bears interest at variable rates over the term of the loan. The fair value of the 2019 Notes and the 2021 Notes was derived from available market data. This disclosure (in thousands) does not impact our financial position, results of operations or cash flows.

	At March 31, 2013		At December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit facility	$100,000	$100,000	$295,000	$295,000
2019 Notes	$805,464	$906,000	$805,622	$890,000
2021 Notes	$350,000	$366,000	$—	$—

Note 8—Share‑Based Payments

The Company has granted various equity-based awards to directors, officers, and employees of the Company under the 2007 Stock Incentive Plan, amended on June 3, 2010 and further amended on June 15, 2011 (as so amended, the “Plan”). The Plan authorizes the Company to issue stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards, other stock grants and other stock‑based awards to any employee, consultant, independent contractor, director or officer providing services to the Company or to an affiliate of the Company. The maximum number of shares of common stock available for issuance under the Plan is equal to 14% of the Company’s issued and outstanding shares of common stock, as calculated on January 1 of each respective year, subject to adjustment as provided in the Plan. As of January 1, 2013, the maximum number of shares issuable under the Plan, including those previously issued thereunder, was approximately 37.1 million shares.

Stock Options

Total compensation expense related to the stock options of $2.0 million and $1.4 million was recognized for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there was $9.7 million of total unrecognized compensation cost related to stock options, which is expected to be amortized over a weighted average period of 1.7 years.

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

	For the Three Months Ended March 31, 2013	For the Year Ended December 31, 2012
Risk free rates	0.88 - 1.17%	0.78 - 1.48%
Dividend yield	—%	—%
Expected volatility	83.71 - 85.08%	85.23 - 90.25%
Weighted average expected stock option life	5.68 years	5.85 years

The weighted average fair value at the date of grant for stock options granted is as follows:

Weighted average fair value per share	$6.46	$6.58
Total options granted	928,900	1,159,500
Total weighted average fair value of options granted	$6,000,694	$7,629,510
A summary of the stock options outstanding is as follows:

	Number of Options	Weighted Average Exercise Price
Balance outstanding at January 1, 2013:	5,705,951	$4.83

Granted	928,900	$9.29
Canceled	(90,807)	$8.15
Exercised	(95,551)	$3.97

Balance outstanding at March 31, 2013:	6,448,493	$5.44

Options exercisable at March 31, 2013:	4,036,526	$3.90

The following table summarizes information about stock options outstanding at March 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 0.36-$1.00	241,000	5.7	$0.36	241,000	5.7	$0.36
$1.01-$2.00	547,448	1.1	$1.18	547,448	1.1	$1.18
$2.01-$3.00	773,830	6.3	$2.36	749,830	6.3	$2.35
$3.01-$4.00	1,448,303	3.4	$3.46	1,371,303	3.2	$3.46
$4.01-$5.00	147,000	8.0	$4.47	68,000	7.8	$4.39
$5.01-$6.00	232,000	8.2	$5.58	76,000	8.1	$5.66
$6.01-$7.00	814,112	7.2	$6.45	488,112	6.6	$6.46
$7.01-$8.00	294,000	8.8	$7.50	53,000	8.1	$7.18
$8.01-$9.00	519,000	9.1	$8.73	82,000	8.7	$8.72
$9.01-$10.53	1,431,800	9.3	$9.47	359,833	8.3	$9.82
	6,448,493	6.4	$5.44	4,036,526	4.9	$3.90

The aggregate intrinsic value of both outstanding and vested options as of March 31, 2013 was $24.1 million, based on the Company’s March 31, 2013 closing common stock price of $9.09. This amount would have been received by the option holders had all option holders exercised their options as of that date. The total grant date fair value of the shares vested during the three months ended March 31, 2013 was $3.8 million.

Restricted Stock Units and Restricted Stock

Total compensation expense related to restricted stock units (“RSUs”) and restricted stock of $1.7 million and $1.0 million was recognized for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there was $10.7 million of total unrecognized compensation cost related to the RSUs and restricted stock, which is expected to be amortized over a weighted average period of 2.2 years.

As of March 31, 2013, there were 721,708 unvested performance based RSUs, 1,077,873 unvested performance based restricted stock shares and 58,500 unvested restricted stock shares with a combined weighted average grant date fair value of $8.93 per share. The total fair value vested during the three months ended March 31, 2013 was $74,000. A summary of the RSUs and restricted stock shares outstanding is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock and RSU's at January 1, 2013	1,829,581	$8.93

Granted	36,000	8.85
Forfeited	—	—
Vested	(7,500)	9.87

Non-vested restricted stock and RSU's at March 31, 2013	1,858,081	$8.93

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

The performance based restricted stock units and unexercised stock options are not participating securities, since these shares are not entitled to participate in dividends declared on common shares. The number of potentially dilutive shares attributable to the performance based restricted stock units is based on the number of shares, if any, which would be issuable at the end of the respective reporting period, assuming that date was the end of the performance measurement period. Please refer to Note 8—Share‑Based Payments under the heading Restricted Stock Units and Restricted Stock for additional discussion.

The table below sets forth the computations of basic and diluted net income per share for the three months ended March 31, 2013 and 2012 (in thousands, except per share data):

	For the Three Months Ended March 31,
	2013	2012
Basic net income	$19,444	$1,744
Income allocable to participating securities	(3)	(1)
Diluted net income	$19,441	$1,743

Basic weighted average common shares outstanding	265,328,392	262,660,642
Effect of dilutive securities
Options to purchase common shares	4,160,693	5,978,040
Assumed treasury shares purchased	(2,099,034)	(2,372,171)
Unvested restricted stock units	579,612	319,505
Diluted weighted average common shares outstanding	267,969,663	266,586,016

Basic net income per share	$0.07	$0.01
Diluted net income per share	$0.07	$0.01
The following options and unvested restricted shares, which could be potentially dilutive in future periods, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive for the periods indicated:

	For the Three Months Ended March 31,
	2013	2012
Anti-dilutive shares	2,287,800	405,500

Note 10—Commitments and Contingencies
Lease Obligations

The Company leases office space in Denver, Colorado and Williston and Dickinson, North Dakota under separate operating lease agreements. The Denver, Colorado lease expires on October 31, 2016. The Williston and Dickinson, North Dakota leases expire on May 31, 2013 and December 31, 2014 respectively. Total rental commitments under non-cancelable leases for office space were $3.2 million at March 31, 2013. The future minimum lease payments under these non-cancelable leases are as follows: $650,000 in 2013, $910,000 in 2014, $860,000 in 2015, $770,000 in 2016, and $0 in 2017.

Drilling Rigs

As of March 31, 2013, the Company was subject to commitments on five of its seven drilling rigs. Four of the contracts expire in 2013 and one expires in 2015. In the event of early termination under all of these contracts, the Company would be obligated to pay an aggregate amount of approximately $25.6 million as of March 31, 2013 as required under the varying terms of such contracts. On April 15, 2013, the Company extended one of its existing drilling rig contracts an additional year, which increased the commitment on this drilling rig for an additional $7.0 million.

Pressure Pumping Services

As of March 31, 2013, the Company was subject to a commitment with a pressure-pumping service company providing 24-hour per day crew availability. In the event of early contract termination, the Company would be obligated to pay approximately $18.0 million as of March 31, 2013.

Guarantees of the Senior Notes

As of March 31, 2013, the Company had issued $800.0 million of 2019 Notes and $350.0 million of 2021 Notes, all of which are guaranteed on a senior unsecured basis by our wholly-owned subsidiary, Kodiak Oil & Gas (USA) Inc. Kodiak Oil & Gas Corp, as the parent company, has no independent assets or operations. The guarantee is full and unconditional, and the parent company has no other subsidiaries. In addition, there are no restrictions on the ability of the parent company to obtain funds from its subsidiary by dividend or loan (other than as described in Note 3-Long-Term Debt). Finally, the parent Company’s wholly‑owned subsidiary does not have restricted assets that exceed 25% of net assets as of the most recent fiscal year end that may not be transferred to the parent company in the form of loans, advances, or cash dividends by the subsidiary without the consent of a third party.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The information discussed in this quarterly report on Form 10-Q includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, increases in oil and gas production, the number of anticipated wells to be drilled or completed after the date hereof, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward‑looking statements. These forward‑looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. Although we believe that the expectations reflected in these forward‑looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward‑looking statements as a result of certain factors, including, among others:

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
Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K. All forward‑looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this report. Other than as required under securities laws, we do not assume a duty to update these forward‑looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.
Overview

We are an independent energy company focused on the exploration, exploitation, acquisition and production of crude oil and natural gas in the Rocky Mountain region of the United States. Historically, our corporate strategy has been to internally identify prospects, acquire lands encompassing those prospects and evaluate those prospects using subsurface geology and geophysical data and exploratory drilling. Using this strategy, we have accumulated an unconventional oil and natural gas portfolio of proved reserves, which we are currently developing.

Our oil and natural gas reserves and operations are primarily concentrated in the Williston Basin of North Dakota, where the principal target of drilling is the Bakken Shale hydrocarbon system highlighted by production from the Middle Bakken member, located between two Bakken shales that serve as the source rock, and the Three Forks Formation, positioned immediately below the Lower Bakken Shale. As of March 31, 2013, we owned an interest in approximately 218,000 gross (154,000 net) acres in the Williston Basin and have an interest in 307 gross (139.3 net) producing wells in the Williston Basin.

Recent Developments

Operational Update

We are currently operating seven drilling rigs and have experienced increased efficiencies, resulting in a corresponding increase in the number of wells drilled. In particular, we have reduced spud to completion days (including running and cementing the liner) from an average of 30 days in the early part of 2012 to a current average of 20 days. Drilling costs continue to decline from these decreased drilling times, as well as from cost reductions across the full spectrum of oil field goods and services. As we exited the first quarter of 2013, all of our rigs were drilling on three and four well pads, where we expect to see additional efficiency gains.

From late 2012 through February 2013, we operated with two full-time 24-hour-per-day completion crews.  Beginning in March 2013, we reduced completion activities in anticipation of winter conditions and spring breakup. Our first quarter completions were also hindered with inefficiencies related to the completion of six single well pads. As drilling of our multi-well pads was completed in late first quarter, we intend to re-engage our second full-time 24-hour-per-day completion crew beginning in May 2013.  With the additional completion crew scheduled in May and the multi-well pads waiting on completion, we expect to accelerate the pace of completions in the second quarter of 2013.

    Our pilot programs to test 12 wells within a 1,280-acre drilling spacing unit (DSU) continue on schedule in the Polar and Smokey operating areas, with two drilling rigs operating in each area. Completion work in the Polar area, including a micro seismic program, is scheduled to commence in the second quarter of 2013. Completion work in the Smokey area will be ongoing throughout the year.

Given our current pace of drilling, we anticipate that our drilling and well completion efforts will exceed our previously announced 2013 well count of 75 gross (61.0 net) operated wells for the year. The additional wells are the result of operating a seventh rig longer than initially anticipated and gains in drilling efficiencies. We will monitor our progress through the second quarter and adjust our plans accordingly based on crude oil pricing and service costs. We have a staggered rig termination schedule with multiple rigs terminating in 2013, allowing us to adjust our rig count to align with our cash flow and capital expenditure projections.

We also continue to participate as non-operator in the drilling and completion of wells within the area of mutual interest (“AMI”) area in Dunn County, North Dakota where two rigs are currently drilling, as well as other non-operated wells outside of the AMI. The following table summarizes the wells spud and completed during the three months ended March 31, 2013:

	For the Three Months Ended March 31, 2013
	Spud		Completed
	Gross	Net	Gross	Net
Operated wells	21	17.0	20	14.6
Non-operated wells	22	3.4	20	4.1
	43	20.4	40	18.7

In an effort to reduce our lease operating expense, we drilled and equipped three additional water disposal wells during the quarter. We anticipate that oil, gas and water gathering lines in the Polar area should be substantially completed during the second quarter of 2013, which would then complete the significant portion of the pipeline work throughout our acreage blocks.

Financial Update

During April 2013, we completed the semi-annual borrowing base redetermination of our revolving credit facility. As a result, we entered into an amendment with our lenders, which increased our borrowing base to $650.0 million from the previous $450.0 million. At the present time, we elected to limit the aggregate commitment on the revolver to $550.0 million. Concurrently, the overall credit facility was increased from $750.0 million to $1.5 billion with the maturities extended to April 2018.

Liquidity and Capital Resources
2013 Capital Expenditures Budget

Our 2013 capital expenditures budget is subject to various factors, including market conditions, oil field services and equipment availability, commodity prices and drilling results. The following table summarizes our 2013 capital expenditures budget and our actual capital expenditures, including accruals, for the three months ended March 31, 2013:

		Three Months Ended
		March 31, 2013
	2013 Budget	Actual
Operated drilling and completion costs	$600.0	$210.5
Non-operated drilling and completion costs	140.0	38.5
Total drilling and completion costs	$740.0	$249.0

Salt water disposal wells and facilities	$23.0	$5.2
Leasehold acquisitions	12.0	1.9
Total capital expenditures	$775.0	$256.1

Asset retirement obligations	$—	$0.5
Capitalized interest	—	8.5

Total capitalized costs	$775.0	$265.1

During the three months ended March 31, 2013, we incurred capital expenditures of $256.1 million related to our oil field operations.  We continue to operate seven drilling rigs and are experiencing efficiency gains in drilling days, where we are now averaging approximately 20 days to drill wells and run and cement production liners.  The costs associated with wells in progress increased by approximately $46.0 million from December 31, 2012 to March 31, 2013 as a result of scheduling our drilling rigs on four well pads during the winter months, combined with our completion schedule that was designed for anticipated inclement winter weather.  In addition, we incurred pre-drill costs, such as site preparation, infrastructure, and began pre-setting surface casing, during the first quarter of 2013 related to wells that will be drilled during the remaining quarters of 2013.  By setting surface casing with workover rigs, we can reduce the number of drilling days needed by our rigs. As we exit the winter months and experience improved weather conditions, we will re-engage our second completion crew, which will work down the number of wells waiting on completion.

As a result of operating a seventh rig longer than expected and efficiency gains in the field, as discussed above under “Operation Update”, we are currently ahead of the drilling pace set forth in our full-year capital expenditures guidance. We intend to release one drilling rig in the second quarter 2013. As we move through 2013, we will continue to monitor the timing of our drilling and completion activities and, if necessary, we will adjust our plans accordingly based on crude oil pricing and service costs. We have a staggered rig termination schedule with multiple rigs terminating in 2013, allowing for an adjustment to our rig count to align with our cash flow and capital expenditure projections.

Average well costs continue to decline as the Williston Basin has experienced a significant increase in third party oil field services over the past year. As a result, as well as due to our gained efficiencies discussed above, our completed well costs have trended downward from approximately $11 million at year-end 2012 to approximately $10.5 million in the first quarter of 2013, We expect these costs to trend even lower as we move through 2013 as a result of additional cost savings achieved during the first quarter of 2013.

Sources of Capital

Cash flow from operations. We expect our cash flow from operations to continue to increase commensurate with our anticipated increase in sales volumes. We have been able to increase our volumes on a quarter over quarter basis for the past three years. This increase is directly related to our successful operations as we have developed our properties and acquisitions. If we are able to continue to drill and complete our wells as anticipated and they produce at rates similar to those generated by our existing wells, subject to the changes in the market price of crude oil, we would expect our production rates and operating cash flows to continue to increase as we continue to develop our properties.

Credit facility. As of March 31, 2013, our maximum credit available under the credit facility was $750.0 million with a borrowing base and aggregate commitments of $450.0 million. As of March 31, 2013, we had available borrowings under the credit facility of $350.0 million. On April 3, 2013, we completed our semi-annual redetermination and also consummated an amendment to the credit facility. As a result, the Company's maximum credit available under the credit facility was increased from $750.0 million to $1.5 billion with a borrowing base increase to $650.0 million, which we elected to limit the aggregate commitments to $550.0 million. The credit facility maturity was extended from October 28, 2016 to April 2, 2018.

As of the date of this filing, we have $135.0 million outstanding under this credit facility, with available borrowings of $415.0 million. The ability to maintain and increase this facility and borrow additional funds is dependent on a number of variables, including our proved reserves, and assumptions regarding the price at which oil and natural gas can be sold. Further, we expect that our borrowing base will increase with the addition of proved properties resulting from our ongoing drilling and completion activities. We are subject to restrictive covenants under the credit facility. For further details on our credit facility and Senior Notes please refer to Note 3-Long-Term Debt under Item 1 in this Quarterly Report.

Capital Requirements Outlook

We are dependent on our anticipated cash flows from operations and the expected borrowing availability under our credit facility to fund our remaining 2013 capital expenditures budget, our obligations under our Senior Notes and other contractual commitments (please refer to Note 3-Long-Term Debt and Note 10-Commitments and Contingencies under Item 1 in this Quarterly Report for further details). While we expect such sources of capital to be sufficient for such purposes, there can be no assurance that we will achieve our anticipated future cash flows from operations, that credit will be available under our credit facility when needed, or that we would be able to complete alternative transactions in the capital markets, if needed. Our ability to obtain financing on commercially reasonable terms is dependent on a number of factors, many of which we cannot control, including changes in our credit rating, interest rates, market perceptions of us and the oil and natural gas exploration and production industry and tax burdens due to new tax laws.

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

Senior Notes

We currently have $800.0 million outstanding under our 8.125% Senior Notes due in December 2019 and $350.0 million outstanding under our 5.50% Senior Notes due in January 2021. The annualized interest to be incurred under both of these Senior Notes is approximately $84.3 million.

For further discussion regarding our Senior Notes, please refer to Note 3-Long-Term Debt under Item 1 in this Quarterly Report.

Working Capital

As part of our cash management strategy, we frequently use available funds to reduce any balance on our credit facility. Because of this, we generally maintain low cash and cash equivalent balances. Since our principal source of operating cash flows (proved reserves to be produced in later periods) is not considered working capital, we often have low or negative working capital. Our working capital was a deficit of $76.8 million at March 31, 2013, as compared to a deficit of $49.4 million at December 31, 2012.

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

Cash Flow Analysis

The following is a summary of our change in cash and cash equivalents for the three months ended March 31, 2013 and 2012 (in thousands):

	For the Three Months Ended March 31,		Period to period change
	2013	2012

Net cash provided by operating activities	$114,573	$69,051	$45,522
Net cash used in investing activities	$(279,870)	$(697,173)	417,303
Net cash provided by financing activities	$147,822	$571,423	(423,601)
Decrease in cash and cash equivalents	$(17,475)	$(56,699)	$39,224

Net cash provided by operating activities. The key components of our net cash provided by operating activities are our sales volumes (in particular, our crude oil sales volumes) and commodity prices (in particular, crude oil prices). For the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, our net cash provided by operating activities increased by $45.5 million, primarily from increased crude oil sales volumes attributable to our successful drilling and completions in our core Middle Bakken and Three Forks formations in the Williston basin. Additionally, we utilize derivative instruments, as further discussed under the heading "Operating Results" below, to partially mitigate the impact of decreases in crude oil prices.

Net cash used in investing activities. The primary driver in our net cash used for investing activities is our capital expenditure budget, which consists of both our ongoing drilling and completion expenditures and our acquisition expenditures. For the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, our net cash used in investing activities decreased by $417.3 million. This decrease was attributed to our previously announced property acquisition completed in January 2012 ("2012 Acquisition"), which required $588.4 million in cash, which was partially offset by our significantly increased capital expenditures for drilling and completions during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Net cash provided by financing activities. For the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, our net cash provided by financing activities decreased by $423.6 million. This was a result of our receipt in January 2012 of $670.6 million in cash held in escrow, which was primarily used to finance our 2012 Acquisition and to repay in full our second lien credit agreement, which was then terminated. This decrease was partially offset by the $343.1 million in net proceeds from the issuance of our 2021 Notes in January 2013. All of the net proceeds from the 2021 Notes were used to repay borrowings on the Company's credit facility. Subsequent to paying off the credit facility with the proceeds from the 2021 Notes, we borrowed an additional $100.0 million under our credit facility.

Our Properties

Williston Basin (154,000 net acres)

Our Williston Basin acreage is located primarily in Dunn, McKenzie and Williams counties, of North Dakota. Our primary geologic targets are the Bakken Pool where our primary objective is the dolomitic, sandy interval between the two Bakken Shales at an approximate vertical depth of 10,300-11,300 feet and the second is the Three Forks, consisting of interbedded fine grain siltstones and dolomite, immediately below the lower Bakken shale. The Williston Basin also produces from many other formations including, but not limited to, the Mission Canyon, Nisku and Red River.

Our operations are in an area that we believe has higher reservoir pressure and a high degree of thermal maturity, which is prospective for both the Middle Bakken and multiple benches within the Three Forks. Based on recent drilling results, along with internal and third party reserve engineering analysis, we expect wells in this area to have economic ultimate recoveries (“EURs”) that range from 450 to over 1,000 MBOE.

Our Leasehold

As of March 31, 2013, we had several hundred lease agreements representing approximately 253,000 gross and 164,000 net acres primarily in the Williston and Green River Basins. The following table sets forth our gross and net acres of developed and undeveloped oil and natural gas leases:

	Undeveloped Acreage(1)		Developed Acreage(2)		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Green River Basin
Wyoming	14,940	4,158	9,116	1,826	24,056	5,984
Colorado	8,027	3,067	2,974	1,252	11,001	4,319
Williston Basin
Montana	—	—	5,224	2,489	5,224	2,489
North Dakota	87,542	61,911	124,895	89,211	212,437	151,122

Acreage Totals	110,509	69,136	142,209	94,778	252,718	163,914

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

	Expiring Acreage
Year Ending	Gross	Net
December 31, 2013	6,848	5,399
December 31, 2014	22,924	17,914
December 31, 2015	13,299	8,463
December 31, 2016	5,810	4,653
Total	48,881	36,429

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

	For the Three Months Ended March 31,
	2013	2012
Sales Volume (Bakken):
Oil (MBbls)	1,712.6	874.2
Gas (MMcf)	1,411.8	493.6

Sales Volume (Other):
Oil (MBbls)	3.6	4.4
Gas (MMcf)	8.6	10.6

Sales Volume (Total):
Oil (MBbls)	1,716.2	878.6
Gas (MMcf)	1,420.4	504.2
Sales volumes (MBOE)	1,952.9	962.6

Sales prices received, and costs incurred, presented on a per BOE basis, for the three months ended March 31, 2013 and 2012 are summarized in the following table:

	For the Three Months Ended March 31,
	2013	2012
Sales Price:
Oil ($/Bbls)	$90.80	$87.43
Gas ($/Mcf)(1)	$6.48	$6.19
BOE ($/BOE)	$84.51	$83.04

Commodity Price Risk Management Activities ($/Sales BOE):
Realized gain (loss)	$0.74	$(4.91)

Production costs ($/Sales BOE):
Lease operating expenses	$6.90	$7.05
Production taxes	$9.08	$8.83
Gathering, transportation, marketing	$2.45	$2.09
DD&A	$29.38	$27.32
G&A	$5.28	$8.20
Stock‑based compensation	$1.91	$2.53

(1)	Average gas price received at the wellhead includes proceeds from natural gas liquids under percentage of proceeds contracts.
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Oil sales revenues. Oil sales revenues increased by $79.0 million to $155.8 million for the three months ended March 31, 2013 as compared to oil sales of $76.8 million for the same period in 2012. In the first quarter of 2013, our crude oil sales averaged 19,069 barrels per day. Our oil sales volume increased 95% to 1,716.2 thousand barrels (“MBbls”) in the first quarter of 2013 as compared to 878.6 MBbls in the first quarter of 2012. The volume increase is due to the ongoing development of our Bakken properties. The average price we realized on the sale of our oil increased from $87.43 per barrel sold in the first quarter of 2012 to $90.80 per barrel sold in the first quarter of 2013. Overall, 96.3% of the increase in oil sales revenue was attributed to increased volumes and 3.7% was attributed to the increase in crude oil prices received.
Natural gas sales revenues. Natural gas revenues increased by $6.1 million to $9.2 million for the three months ended March 31, 2013 as compared to natural gas revenues of $3.1 million for the same period in 2012. Natural gas sales volumes increased by 916.2 million cubic feet ("MMcf") to 1,420.3 MMcf for the three months ended March 31, 2013. In the first quarter of 2013, our natural gas sales averaged 15.8 MMcf per day. The average price we realized on the sale of our natural gas was $6.48 per Mcf in the first quarter of 2013 compared to $6.19 per Mcf in the first quarter of 2012. Overall, 97.6% of the increase in natural gas sales revenue was attributed to increased sales volumes and 2.4% was attributed to the increase in natural gas prices received. The volume increase is due to the ongoing development of our Bakken properties and the continued development of gas pipeline infrastructure. Although gas from certain wells continues to be flared, we have connected the majority of our wells to gas pipelines which allowed us to capture the related sales revenue. As these third-parties expand their processing capacity, we expect additional gas volumes to be gathered, processed and sold.
Oil and gas production expense. Our oil and gas production expense increased by $18.7 million to $36.0 million for the three months ended March 31, 2013, from $17.3 million for the three months ended March 31, 2012. The increase is due to a $9.2 million increase in production taxes, a $6.7 million increase in lease operating expenses (“LOE”), and an $2.8 million increase in gathering, transportation and marketing expenses ("GTM").
The production tax increase is attributable to increased revenue as it is calculated as a fixed percentage of sales revenue. On a per unit basis, production taxes increased from $8.83 per barrel sold in the first quarter of 2012 to $9.08 per barrel sold in the first quarter of 2013. This increase is the result of the increase in the crude oil and natural gas prices received in the first quarter of 2013 as compared to the first quarter of 2012.

On a per unit basis, LOE decreased from $7.05 per barrel sold in the first quarter of 2012 to $6.90 per barrel sold in the first quarter of 2013. The largest component of our lease operating expense continues to be the disposal of produced water. Availability of both trucking and third party disposal facilities has improved, which has decreased our LOE on a per unit basis. To further reduce water disposal costs, in 2012 and continuing into 2013, we drilled water disposal wells on several of our producing areas and are constructing water gathering systems where appropriate. As we connect existing and future wells to these water gathering systems, we expect our LOE related to water disposal to continue to decrease on a per unit basis.
On a per unit basis, GTM increased from $2.09 per barrel sold in the first quarter of 2012 to $2.45 per barrel sold in the first quarter of 2013. This increase is primarily the result of an increased percentage of our total sales volumes being natural gas sales. Natural gas sales volumes as a percentage of total sales volumes increased from 8.7% in the first quarter of 2012 to 12.1% in the first quarter of 2013. Comparatively, the GTM related to natural gas is significantly higher than that of crude oil when measured on a per BOE basis. Consequently, as our natural gas sales volumes on a percentage of total sales volumes increases, we expect our GTM on a per BOE basis to increase.
Depletion, depreciation, amortization and abandonment liability accretion (“DD&A”) expense. Our DD&A increased $31.1 million to $57.4 million for the three months ended March 31, 2013, from $26.3 million for the three months ended March 31, 2012. This increase is due to more volumes being sold in the first quarter of 2013 as sales increased by approximately 990.4 MBOE. On a per unit basis, DD&A increased from $27.32 per BOE in the first quarter of 2012 to $29.38 per BOE in the first quarter of 2013. This increase in the DD&A rate was primarily the result of the undeveloped properties that we acquired in our 2011 and 2012 acquisitions, which carry higher costs than our legacy properties as they were valued at fair market value on the date of acquisition. As a portion of these undeveloped properties were proved subsequent to the respective acquisitions and throughout first quarter 2013, their related costs were transferred to the amortization base, which increased the DD&A rate per BOE. Therefore, the increase in the ratio of costs subject to amortization to the reserves acquired is greater than our legacy properties. We believe that, although initially these acquisitions increased our DD&A rate per BOE over the development of the acquired properties, the resulting rates will decline with infill drilling and the addition of the related reserves.
General and administrative (“G&A”) expense. G&A expense increased by $2.4 million to $10.3 million for the three months ended March 31, 2013, from $7.9 million for the same period in 2012. Total employees have increased to 116 at March 31, 2013, from 74 at March 31, 2012. On a per unit basis, G&A decreased from $8.20 per barrel sold in the first quarter of 2012 to $5.28 per barrel sold in the first quarter of 2013. The decrease is primarily due to our increase in sales volumes from our ongoing Bakken development program.
Our G&A expense includes the non-cash expense for stock‑based compensation for stock options and share grants under our 2007 Stock Incentive Plan. For the three months ended March 31, 2013, this expense was $3.7 million as compared to $2.4 million for the same period in 2012.
Operating income. Our operating income was approximately $61.4 million for the three months ended March 31, 2013, as compared to approximately $28.4 million for the three months ended March 31, 2012. This increase in operating income is attributed to our on-going successful completions of wells and resulting increase in sales volumes in our Bakken play.
Loss on commodity price risk management activities. Primarily due to the increase in NYMEX crude oil prices at March 31, 2013 as compared to December 31, 2012, we incurred a total loss on our price risk management activities of $15.7 million for the three months ended March 31, 2013 as compared to a loss of $23.3 million for the three months ended March 31, 2012. This loss is a result of our hedging program used to mitigate our exposure to commodity price fluctuations. This loss was comprised of approximately $1.5 million of realized gains for transactions that were settled during the first quarter of 2013 and $17.2 million of unrealized losses for the mark-to-market of forward transactions. The unrealized loss is a non-cash adjustment for the value of our risk management transactions at March 31, 2013. These transactions will continue to change in value until the transactions are settled and we will likely add to our hedging program. Therefore, we expect our net income to reflect the volatility of commodity price forward markets. Our cash flows will only be affected upon settlement of the transactions at the current market prices at that time.
Interest income (expense), net. For the three months ended March 31, 2013, we recognized interest expense of approximately $13.8 million, as compared to $4.6 million for the three months ended March 31, 2012.

We incurred interest expense for the three months ended March 31, 2013 and 2012 of approximately $21.4 million and $13.5 million, respectively, related to the credit facilities and our Senior Notes. Included in interest expense for the three months ended March 31, 2013 and 2012 was the amortization of deferred financing costs and bond premium of $918,000 and $640,000, respectively. Additionally, in the first quarter of 2012, we recognized a $3.0 million prepayment penalty for the early termination of the second lien credit agreement. For the three months ended March 31, 2013 and 2012, we capitalized interest costs of $8.5 million and $12.5 million, respectively.
Income tax expense. As discussed in Note 4—Income Taxes under Item 1 in this Quarterly Report, through March 31, 2012, we had a full valuation allowance against our U.S. and Canada net deferred tax assets. During the second quarter of 2012, we concluded that it was appropriate to reverse the U.S. valuation allowance, but retained a full valuation allowance on our Canadian net deferred tax assets. We recognized a net deferred tax liability of $39.6 million and income tax expense of $12.8 million as of March 31, 2013 and for the three months ended March 31, 2013, respectively. For the three months ended March 31, 2012, there was no income tax expense or benefit recognized as we had a full valuation allowance on our U.S. and Canadian net deferred tax assets.
Net income. Our net income was approximately $19.4 million for the three months ended March 31, 2013, as compared to $1.7 million for the three months ended March 31, 2012. Our net income for the three months ended March 31, 2013 was positively impacted by our significant in increase in sales revenue. However, net income was negatively impacted by our loss on commodity price risk management activities, increased DD&A, G&A, interest expense, and income tax expense.
Commitments and Contingencies

For a discussion of our commitments and contingencies, please refer to Note 10-Commitments and Contingencies under item 1 in this Quarterly Report, which is incorporated herein by reference.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet arrangements, as such term is defined in Item 303(a)(4)(ii) of Regulation S-K, at March 31, 2013 and December 31, 2012.

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Certain of the Company’s accounting policies are considered critical, as these policies are the most important to the depiction of the Company’s financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. A summary of the Company’s significant accounting policies is included in Note 2—Basis of Presentation and Significant Accounting Policies to the Company’s consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2012, as well as in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in such Form 10-K. There have been no significant changes in the Company’s application of its critical accounting policies during the first three months of 2013.

Recently Issued Accounting Pronouncements
For further information on the effects of recently adopted accounting pronouncements and the potential effects of new accounting pronouncements, refer to the section titled Recent Accounting Pronouncements under Note 2—Basis of Presentation and Significant Accounting Policies under Item 1 of this Quarterly Report.

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

The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. Our wholly‑-owned subsidiary, Kodiak Oil & Gas (USA) Inc., is currently a party to derivative contracts with six counterparties, and the Company is a guarantor of Kodiak Oil & Gas (USA) Inc. The Company has netting arrangements with the counterparties that provide for the offset of payables against receivables from separate derivative arrangements with the counterparties in the event of contract termination. Although the instruments are valued using indices published by established exchanges, the instruments are traded directly with the counterparties. The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement.

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

The Company’s commodity derivative contracts as of March 31, 2013 are summarized below:

Collars	Basis(1)	Quantity (Bbl/d)	Strike Price ($/Bbl)
Apr 1, 2013—Dec 31, 2013	NYMEX	500	$85.00 - $117.00
Apr 1, 2013—Dec 31, 2015	NYMEX	300 - 425	$85.00 - $102.75

Swaps	Basis(1)	Quantity (Bbl/d)	Swap Price ($/Bbl)
2013 Total/Average	NYMEX	16,105	$95.43
2014 Total/Average	NYMEX	8,800	$92.26
2015 Total/Average	NYMEX	1,625	$87.13

Subsequent to March 31, 2013, the Company entered into additional commodity derivative contracts as summarized below:

Contract Type	Counterparty	Basis (1)	Quantity (Bbl/d)	Swap Price ($/Bbl)	Term
Swap	Key Bank	NYMEX	500	$90.00	Jan 1, 2014—Dec 31, 2014
Swap	Scotiabank	NYMEX	1,000	$90.00	Jan 1, 2014—Dec 31, 2014
Swap	Wells Fargo Bank, N.A.	NYMEX	500	$90.00	Jan 1, 2014—Dec 31, 2014

(1)	NYMEX refers to quoted prices on the New York Mercantile Exchange

We determine the estimated fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, the credit rating of each counterparty, and the Company’s own credit rating. The Company also performs an internal valuation to ensure the reasonableness of third‑party quotes. In consideration of counterparty credit risk, the Company assessed the possibility of whether the counterparty to the derivative would default by failing to make any contractually required payments. Additionally, the Company considers that it is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions. For further details regarding our derivative contracts please refer to Note 5 —Commodity Derivative Instruments under Item 1 in this Quarterly Report.

Interest Rate Risk

At March 31, 2013, we had $800.0 million outstanding under our 2019 Notes due December 1, 2019 at a fixed interest rate of 8.125% as well as $350.0 million outstanding under our 2021 Notes due January 15, 2021 at a fixed interest rate of 5.50%.

In addition, as of March 31, 2013, we had (i) $450.0 million available to us under our credit facility, of which, $100.0 million was drawn at March 31, 2013. The credit facility bears interest at variable rates. Assuming we had the maximum amount outstanding at March 31, 2013 under our credit facility of $450.0 million, a 1.0% increase in interest rates would result in additional annualized interest expense of $4.5 million.

For a detailed discussion of the foregoing credit arrangements, including a discussion of the applicable interest rates, please refer to Note 3-Long-Term Debt under Item 1 in this Quarterly Report.

ITEM 4. CONTROLS AND PROCEDURES
Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2013. On the basis of this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Exchange Act) during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on February 28, 2013. The risk factors in our Annual Report on Form 10-K for the year ended December 31, 2012, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES
These disclosures are not applicable to us.
ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Form of Restricted Stock agreement for 2007 Stock Incentive Plan (for use with respect to performance-based awards)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

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

KODIAK OIL & GAS CORP.

May 2, 2013	By:	/s/ LYNN A. PETERSON
Lynn A. Peterson
President and Chief Executive Officer
(principal executive officer)

May 2, 2013	By:	/s/ JAMES P. HENDERSON
James P. Henderson
Chief Financial Officer
(principal financial and accounting officer)