Form 10-Q
period 2013-06-30
Kodiak Oil & Gas Corp
filed 2013-08-01
CIK 1322866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
265,566,224 shares. no par value, of the Registrant’s common stock were issued and outstanding as of July 31, 2013

KODIAK OIL & GAS CORP.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KODIAK OIL & GAS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$14,072	$24,060
Accounts receivable
Trade	37,821	35,565
Accrued sales revenues	66,910	59,875
Commodity price risk management asset	4,162	10,864
Inventory, prepaid expenses and other	20,020	17,210
Total Current Assets	142,985	147,574

Oil and gas properties (full cost method), at cost:
Proved oil and gas properties	2,575,580	2,007,442
Unproved oil and gas properties	412,035	457,888
Equipment and facilities	27,190	20,954
Less-accumulated depletion, depreciation, amortization, and accretion	(409,105)	(290,094)
Net oil and gas properties	2,605,700	2,196,190

Cash held in escrow	51,000	—
Commodity price risk management asset	10,025	2,850
Property and equipment, net of accumulated depreciation of $1,456 at June 30, 2013 and $1,113 at December 31, 2012	2,288	1,846
Deferred financing costs, net of amortization of $20,058 at June 30, 2013 and $17,995 at December 31, 2012	31,347	25,176

Total Assets	$2,843,345	$2,373,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$198,042	$190,596
Accrued interest payable	14,670	6,090
Commodity price risk management liability	1,337	304
Total Current Liabilities	214,049	196,990

Noncurrent Liabilities:
Credit facility	291,000	295,000
Senior notes, net of accumulated amortization of bond premium of $695 at June 30, 2013 and $378 at December 31, 2012	1,155,305	805,622
Commodity price risk management liability	—	4,288
Deferred tax liability, net	65,700	26,800
Asset retirement obligations	11,122	9,064
Total Noncurrent Liabilities	1,523,127	1,140,774

Total Liabilities	1,737,176	1,337,764

Stockholders’ Equity:
Common stock—no par value; unlimited authorized
Issued and outstanding: 265,566,224 shares as of June 30, 2013 and 265,273,314 shares as of December 31, 2012	1,015,281	1,008,678
Retained earnings	90,888	27,194
Total Stockholders’ Equity	1,106,169	1,035,872

Total Liabilities and Stockholders’ Equity	$2,843,345	$2,373,636
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KODIAK OIL & GAS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Oil sales	$163,369	$82,390	$319,212	$159,204
Gas sales	10,109	3,378	19,316	6,500
Total revenues	173,478	85,768	338,528	165,704

Operating expenses:
Oil and gas production	37,531	17,200	73,522	34,500
Depletion, depreciation, amortization and accretion	62,409	34,189	119,794	60,484
General and administrative	10,326	8,142	20,628	16,040
Total operating expenses	110,266	59,531	213,944	111,024

Operating income	63,212	26,237	124,584	54,680

Other income (expense):
Gain on commodity price risk management activities	22,667	95,572	6,923	72,232
Interest income (expense), net	(15,785)	(3,541)	(29,595)	(8,168)
Other income	256	724	682	1,992
Total other income (expense)	7,138	92,755	(21,990)	66,056

Income before income taxes	70,350	118,992	102,594	120,736

Income tax expense	26,100	25,920	38,900	25,920

Net income	$44,250	$93,072	$63,694	$94,816

Earnings per common share:
Basic	$0.17	$0.35	$0.24	$0.36
Diluted	$0.17	$0.35	$0.24	$0.35

Weighted average common shares outstanding:
Basic	265,434,514	263,576,093	265,381,746	263,118,367
Diluted	267,906,171	267,558,510	267,851,680	267,419,601

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KODIAK OIL & GAS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$63,694	$94,816
Reconciliation of net income to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	119,794	60,484
Amortization of deferred financing costs and debt premium	1,746	1,257
Unrealized gain on commodity price risk management activities, net	(3,728)	(73,084)
Stock‑based compensation	7,225	5,090
Deferred income taxes	38,900	25,920
Changes in current assets and liabilities:
Accounts receivable‑trade	(2,154)	581
Accounts receivable‑accrued sales revenue	(7,035)	(16,996)
Prepaid expenses and other	(186)	1,822
Accounts payable and accrued liabilities	6,068	11,010
Accrued interest payable	8,580	(480)
Cash held in escrow	—	3,343
Net cash provided by operating activities	232,904	113,763

Cash flows from investing activities:
Acquired oil and gas properties and facilities	—	(588,420)
Oil and gas properties	(520,312)	(332,311)
Equipment, facilities and other	(7,020)	(6,774)
Tubular goods	(2,298)	(7,576)
Cash held in escrow	(51,000)	30,000
Net cash used in investing activities	(580,630)	(905,081)

Cash flows from financing activities:
Borrowings under credit facility	354,875	85,000
Repayments under credit facility	(358,875)	(185,000)
Proceeds from the issuance of senior notes	350,000	156,000
Proceeds from the issuance of common shares	490	1,245
Purchase of common shares	(518)	—
Cash held in escrow	—	670,615
Debt and share issuance costs	(8,234)	(4,650)
Net cash provided by financing activities	337,738	723,210

Decrease in cash and cash equivalents	(9,988)	(68,108)

Cash and cash equivalents at beginning of the period	24,060	81,604

Cash and cash equivalents at end of the period	$14,072	$13,496

Supplemental cash flow information:
Oil & gas property accrual included in accounts payable and accrued liabilities	$155,032	$71,097
Oil & gas property acquired through common stock	$—	$49,798
Cash paid for interest	$35,190	$37,810
Cash paid for income taxes	$—	$—
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KODIAK OIL & GAS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Organization
Description of Operations

Kodiak Oil & Gas Corp. is a public company listed for trading on the New York Stock Exchange under the symbol: “KOG”. The Company's corporate headquarters are located in Denver, Colorado, USA. The Company is an independent energy company engaged in the exploration, exploitation, development, acquisition and production of crude oil and natural gas entirely in the Rocky Mountain region of the United States. Kodiak Oil & Gas Corp. was incorporated (continued) in the Yukon Territory on September 28, 2001. The Company and its wholly-owned subsidiaries, Kodiak Oil & Gas (USA) Inc., KOG Finance, LLC, KOG Oil & Gas, ULC and Kodiak Williston, LLC, are collectively referred to herein as “Kodiak” or the “Company”.

Note 2—Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The Company's business is transacted in US dollars and, accordingly, the financial statements are expressed in US dollars. The financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X and S-K. In the opinion of management, all adjustments, consisting of normal recurring accruals that are considered necessary for a fair presentation of the interim financial information, have been included. However, operating results for the periods presented are not necessarily indicative of the results that may be expected for a full year. Kodiak's 2012 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in Kodiak's 2012 Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-11 (“ASU 2011-11”), Balance Sheet: Disclosures about Offsetting Assets and Liabilities which applies to certain items in the statement of financial position (balance sheet), and was further clarified in January 2013 by ASU 2013-01, Balance Sheet: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarified the scope of ASU 2011-11 to derivative instruments, repurchase agreements and securities lending transactions. The effective date for the amendments is for annual periods beginning after January 1, 2013, and interim periods within those annual periods. ASU 2011-11 requires disclosures of the gross and net amounts for items eligible for offset in the balance sheet. The Company records its derivative financial instruments on a net basis by contract. The adoption of this standard had no impact on the Company’s financial position or results of operations, but did require enhanced disclosures regarding derivative instruments. Please refer to Note 6—Commodity Derivative Instruments for the enhanced disclosures.

Other accounting standards that have been issued or proposed by the FASB, or other standards-setting bodies, that do not require adoption until a future date, are not expected to have a material impact on the financial statements upon adoption.

Note 3—Acquisitions

July 2013 Acquisition

On July 12, 2013, the Company's subsidiary, Kodiak Williston LLC, acquired an unaffiliated oil and gas company’s interests in approximately 42,000 net acres of Williston Basin leaseholds, and related producing properties located primarily in McKenzie and southern Williams Counties, North Dakota, along with various other related rights, permits, contracts, equipment and other assets, including the assignment and assumption of a drilling rig contract (the "July 2013 Acquisition") . The seller received aggregate consideration of approximately $731.8 million in cash. The effective date for the acquisition was March 1, 2013, with purchase price adjustments calculated as of the closing date on July 12, 2013. The acquisition provided strategic additions adjacent to the Company's core project area. Pursuant to the purchase and sale agreement, the Company deposited $51.0 million into escrow in June 2013, which was credited to the purchase price at the closing of the acquisition. The $51.0 million deposit is recorded on the balance sheet under long term cash held in escrow. The acquisition contributed no revenue to Kodiak for the three and six months ended June 30, 2013 and 2012. Transaction costs related to the acquisition incurred through June 30, 2013 were approximately $160,000 and are recorded in the statement of operations within the general and administrative expenses line item. The Company estimates an additional $80,000 of transaction costs will be incurred in the second half of 2013.

The acquisition is accounted for using the acquisition method under ASC 805, Business Combinations, which requires the acquired assets and liabilities to be recorded at fair values as of the acquisition date of July 12, 2013. Management has not had the opportunity to complete its assessment of the fair values of assets acquired and liabilities assumed. Accordingly, the allocation will change as additional information becomes available and is assessed by the Company, and the impact of such changes may be material. The following table summarizes the preliminary purchase price and the preliminary estimated values of assets acquired and liabilities assumed (in thousands):

Purchase Price	July 12, 2013
Consideration Given
Cash from credit facility	$731,785

Total consideration given	$731,785

Allocation of Purchase Price
Proved oil and gas properties	$388,602
Unproved oil and gas properties	313,688
Total fair value of oil and gas properties acquired	$702,290

Working capital	$30,910
Asset retirement obligation	(1,415)

Fair value of net assets acquired	$731,785

Working capital acquired was estimated as follows:
Accounts receivable	$65,322
Accrued liabilities	(34,412)

Total working capital	$30,910

Pro Forma Financial Information

The following unaudited pro forma financial information represents the combined results for the Company and the properties acquired in July 2013 for the for the three and six months ended June 30, 2013 and 2012 as if the acquisition had occurred on January 1, 2012 (in thousands, except per share data). For purposes of the pro forma it was assumed that the credit facility was utilized on January 1, 2012. The pro forma information includes the effects of adjustments for depletion, depreciation, amortization and accretion expense of $11.6 million and $22.5 million for the three and six months ended June 30, 2013, respectively, as compared to $4.1 million and $4.8 million for the three and six months ended June 30, 2012, respectively. The pro forma information includes the effects of adjustments for amortization of financing costs of $204,000 and $408,000 for the three and six months ended June 30, 2013, respectively, as compared to $204,000 and $408,000 for the three and six months ended June 30, 2012, respectively. The pro forma information includes the effects of the incremental interest expense on acquisition financing of $2.2 million and $4.8 million for the three and six months ended June 30, 2013, respectively, as compared to $4.4 million and $9.6 million for the three and six months ended June 30, 2012, respectively. The pro forma financial information includes total capitalization of interest expense of $9.8 million and $20.3 million for the three and six months ended June 30, 2013, respectively as compared to $12.2 million and $24.1 million for the three and six months ended June 30, 2012, respectively. The pro forma information includes the effects of adjustments for income tax expense of $5.9 million and $13.5 million for the three and six months ended June 30, 2013, respectively, as compared to $1.1 million and for both the three and six months ended June 30, 2012, respectively. The pro forma results do not include any cost savings or other synergies that may result from the acquisition or any estimated costs that have been or will be incurred by the Company to integrate the properties acquired. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the period, nor are they necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating revenues	$213,976	$101,188	$421,506	$185,834
Net income	$53,924	$94,802	$85,388	$94,297

Earnings per common share
Basic	$0.20	$0.36	$0.32	$0.36
Diluted	$0.20	$0.35	$0.32	$0.35

Note 4—Long-Term Debt

As of the dates indicated, the Company’s long-term debt consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Credit Facility due April 2018	$291,000	$295,000
2019 Notes due December 2019	800,000	800,000
Unamortized Premium on 2019 Notes	5,305	5,622
2021 Notes due January 2021	350,000	—
Total Long-Term Debt	$1,446,305	$1,100,622
Less: Current Portion of Long-Term Debt	—	—
Total Long-Term Debt, Net of Current Portion	$1,446,305	$1,100,622

Credit Facility

Kodiak Oil & Gas (USA) Inc. (the “Borrower”), a wholly-owned subsidiary of Kodiak Oil & Gas Corp., has in place a credit facility with a syndicate of banks. As of June 30, 2013, the maximum credit available under the credit facility was $1.5 billion with a borrowing base of $650.0 million and aggregate commitments of $550.0 million. Redetermination of the borrowing base occurs semi-annually, on April 1 and October 1. Additionally, the Company may elect a redetermination of the borrowing base one time during any six month period. On July 12, 2013, in conjunction with the July 2013 Acquisition, the Company entered into an amendment with its lenders increasing the borrowing base on its credit facility to $1.1 billion. The credit facility matures on April 2, 2018. In connection with the issuance of the 2022 Notes (as discussed below), the lenders under the Company’s credit facility agreed to waive provisions that would have otherwise resulted in a reduction in the borrowing base under the credit facility upon consummation of the offering.

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

Borrowing Base Utilization Grid

Borrowing Base Utilization Percentage	<25.0%	>25.0% <50.0%	>50.0% <75.0%	>75.0% <90.0%	>90.0%
Eurodollar Loans	1.50%	1.75%	2.00%	2.25%	2.50%
ABR Loans	0.50%	0.75%	1.00%	1.25%	1.50%
Commitment Fee Rate	0.375%	0.375%	0.50%	0.50%	0.50%

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

The credit facility also contains financial covenants requiring the Borrower to comply with a current ratio of consolidated current assets (including unused borrowing capacity) to consolidated current liabilities of not less than 1.0 to 1.0 and to maintain on the last day of each quarter, a ratio of total debt to EBITDAX of not greater than 4.0 to 1.0 at the end of each fiscal quarter. The Company was in compliance with all financial covenants under the credit facility as of June 30, 2013, and through the filing of this report.

As of June 30, 2013, the Company had $291.0 million in outstanding borrowings under the credit facility and as such, the available credit under the credit facility at that date was $259.0 million. Subsequent to June 30, 2013, the Company made additional borrowings to finance the July 2013 Acquisition and fund capital expenditures. Additionally, all of the net proceeds from the 2022 Notes (as further discussed below) issued in July 2013 were used to repay borrowings on the credit facility. The Company's outstanding balance as of July 30, 2013 under the credit facility was $608.0 million. Any borrowings under the credit facility are collateralized by the Borrower’s oil and gas producing properties, the Borrower’s personal property and the equity interests of the Borrower held by the Company. Borrowings under the credit facility are also guaranteed by the Company's subsidiaries other than the Borrower. The Company has entered into crude oil hedging transactions with several counterparties that are also lenders under the credit facility. The Company’s obligations under these hedging contracts are secured by the credit facility.

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

Senior Notes

In November 2011, the Company issued at par $650.0 million principal amount of 8.125% Senior Notes due December 1, 2019 and in May 2012, the Company issued at a price of 104.0% of par an additional $150.0 million aggregate principal amount of 8.125% Senior Notes due December 1, 2019 (the “2019 Notes”). The 2019 Notes bear an annual interest rate of 8.125% and are due December 1, 2019. The interest on the 2019 Notes is payable on June 1 and December 1 of each year. The issuance of the 2019 Notes resulted in aggregate net proceeds of approximately $784.2 million after deducting discounts and fees. The Company used the proceeds from the 2019 Notes to fund its acquisition program and repay outstanding borrowings under its credit facility and second lien credit agreement and for general corporate purposes.

In January 2013, the Company issued at par $350.0 million principal amount of 5.50% Senior Notes due January 15, 2021 (the "2021 Notes"). The 2021 Notes bear an annual interest rate of 5.50% and are due January 15, 2021. The interest on the 2021 Notes is payable on January 1 and July 1 of each year. The Company received net proceeds of approximately $343.1 million after deducting discounts and fees. All of the net proceeds from the 2021 Notes were used to repay borrowings on the Company's credit facility.

In July 2013, the Company issued at par $400.0 million principal amount of 5.50% Senior Notes due February 1, 2022 (the "2022 Notes" and together with the 2019 Notes and 2021 Notes, the "Senior Notes"). The 2022 Notes bear an annual interest rate of 5.50% and are due February 1, 2022. The interest on the 2022 Notes is payable on February 1 and August 1 of each year commencing on February 1, 2014. The Company received net proceeds of approximately $392.5 million after deducting discounts and fees. All of the net proceeds from the 2022 Notes were used to repay borrowings on the Company's credit facility.

The 2019 Notes and 2021 Notes were issued under separate indentures among the Company, Kodiak Oil & Gas (USA) Inc., as guarantor, U.S. Bank National Association, as trustee, and Computershare Trust Company of Canada, as Canadian trustee (the “2019 Indenture” and the “2021 Indenture”, respectively). The 2022 Notes were issued under an indenture among the Company, Kodiak Oil & Gas (USA) Inc., Kodiak Williston, LLC and KOG Finance, LLC (collectively, the “Guarantors”), U.S. Bank National Association, as trustee, and Computershare Trust Company of Canada, as Canadian trustee (the “2022 Indenture”, and together with the 2019 Indenture and the 2021 Indenture, the “Indentures”). In July 2013, the Guarantors entered into Supplemental Indentures to the 2019 Indenture and 2021 Indenture to guarantee the 2019 Notes and 2021 Notes. The Indentures contain affirmative and negative covenants that, among other things, limit the Company's and the Guarantors' ability to make investments; incur additional indebtedness or issue preferred stock; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of the assets of the Company; engage in transactions with the Company's affiliates; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; and create unrestricted subsidiaries. The Indentures also contain customary events of default. Upon the occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. The Company was in compliance with all financial covenants under the Indentures as of June 30, 2013, and through the filing of this report.

The 2019 Notes are redeemable by the Company at any time on or after December 1, 2015, the 2021 Notes are redeemable by the Company at any time on or after January 15, 2017, and the 2022 Notes are redeemable by the Company at any time on or after August 1, 2017, in each case, at the redemption prices set forth in the indentures. Further, the 2019 Notes are redeemable by the Company prior to December 1, 2015, the 2021 Notes are redeemable by the Company prior to January 15, 2017, and the 2022 Notes are redeemable by the Company prior to August 1, 2017, in each case, at the redemption prices plus a “make-whole” premium set forth in the Indentures. The Company is also entitled to redeem up to 35% of the aggregate principal amount of the 2019 Notes before December 1, 2014, up to 35% of the aggregate principal amount of the 2021 Notes before January 15, 2016, and up to 35% of the aggregate principal amount of the 2022 Notes before August 1, 2016, with net proceeds that the Company raises in equity offerings at a redemption price equal to 108.125% of the principal amount of the 2019 Notes being redeemed and 105.5% of the principal amount of the 2021 Notes being redeemed and 105.5% of the principal amount of the 2022 Notes being redeemed, plus, in each case, accrued and unpaid interest. If the Company undergoes a change of control, it may redeem all, but not less than all, of the Senior Notes at a redemption price equal to 101% of the principal amount of the Senior Notes redeemed plus accrued and unpaid interest. The Company may redeem the Senior Notes if, as a result of changes in applicable law, it is required to pay additional amounts related to tax-withholdings, at a price equal to 100% of the Senior Notes plus accrued and unpaid interest. The Company must offer to purchase the Senior Notes if it sells assets under certain circumstances.

On November 16, 2012, the Company closed a registered exchange offer with respect to the 2019 Notes pursuant to which all of the holders of the privately placed 2019 Notes exchanged their notes for SEC-registered 2019 Notes. With respect to the 2021 Notes and 2022 Notes, the Company must either (1) file an exchange offer registration statement to allow the holders to exchange the Senior Notes for SEC-registered notes and (2) file, under certain circumstances, a shelf registration statement to cover resales of the 2021 Notes and/or the 2022 Notes. If the Company were to fail to complete the registered exchange offer or the shelf registration statement were not to be declared effective within specified time periods, the Company would be required to pay liquidated damages by way of additional interest on the 2021 Notes and/or the 2022 Notes.

Deferred Financing Costs

As of June 30, 2013, the Company had deferred financing costs of $31.3 million related to its credit facility and Senior Notes. Deferred financing costs include origination, legal, engineering, and other fees incurred in connection with the Company’s credit facility and Senior Notes. For the three and six months ended June 30, 2013, the Company recorded amortization expense of $1.0 million and $2.1 million, respectively, as compared to $690,000 and $1.3 million for the three and six months ended June 30, 2012, respectively.

Interest Incurred On Long-Term Debt

For the three and six months ended June 30, 2013, the Company incurred interest expense on long-term debt of $22.4 million and $43.8 million, respectively, as compared to $15.0 million and $28.5 millions for the three and six months ended June 30, 2012, respectively. Of the total interest incurred, the Company capitalized interest costs of $7.4 million and $15.9 million for the three and six months ended June 30, 2013, respectively, as compared to $12.0 million and $24.5 million for the three and six months ended June 30, 2012, respectively. Additionally, for the three and six months ended June 30, 2013, interest expense was reduced for the amortization of the bond premium in the amounts of $160,000 and $317,000, respectively, as compared to $73,000 for both the three and six months ended June 30, 2012, respectively.

Note 5—Income Taxes

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

The Company continues to provide a full valuation allowance on the Canadian net deferred tax assets as ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At each reporting period, management considers the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, projected future taxable income and tax planning strategies in making this assessment. As the Company does not have revenue generating assets in Canada, the Company does not expect to utilize the Canadian net deferred tax assets. The Company will continue to evaluate whether a valuation allowance on a separate country basis is needed in future reporting periods. Additionally, the Company has the ability and intends to indefinitely reinvest the undistributed earnings of Kodiak Oil & Gas (USA) Inc. with the exception of a de minimis amount of Canadian general and administrative expenses paid by Kodiak Oil & Gas (USA) Inc. on behalf of Kodiak Oil & Gas Corp.

The Company recognized income tax expense of $26.1 million and $38.9 million for the three and six months ended June 30, 2013, respectively. The Company recognized income tax expense of $25.9 million for both the three and six months ended June 30, 2012.

Accounting for Uncertainty in Income Taxes

As of June 30, 2013, the Company believes that it has no liability for uncertain tax positions. If the Company were to determine there were any uncertain tax positions, the Company would recognize the liability and related interest and penalties within income tax expense. As of June 30, 2013, the Company had no provision for interest or penalties related to uncertain tax positions. The Company files income tax returns in Canada and U.S. federal jurisdiction and various states. There are currently no Canadian or U.S. federal or state income tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service, state or local tax authorities for tax years ended on or before December 31, 2008 or Canadian tax examinations by the Canadian Revenue Agency for tax years ended on or before December 31, 2001. Although certain tax years are closed under the statute of limitations, tax authorities can still adjust tax losses being carried forward to open tax years.

Note 6—Commodity Derivative Instruments

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

The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. The Company’s derivative contracts are currently with eight counterparties. The Company has netting arrangements with the counterparties that provide for the offset of payables against receivables from separate derivative arrangements with the counterparties in the event of contract termination. The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement.

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

The Company’s commodity derivative contracts as of June 30, 2013 are summarized below:

Collars	Basis(1)	Quantity (Bbl/d)	Strike Price ($/Bbl)
Jul 1, 2013—Dec 31, 2013	NYMEX	500	$85.00 - $117.00
Jul 1, 2013—Dec 31, 2015	NYMEX	300 - 425	$85.00 - $102.75

Swaps	Basis (1)	Average Quantity (Bbl/d)	Average Swap Price ($/Bbl)
2013 Total	NYMEX	18,105	$95.64
2014 Total	NYMEX	14,800	$91.67
2015 Total	NYMEX	1,625	$87.13

Subsequent to June 30, 2013, the Company entered into additional commodity derivative contracts as summarized below:

Contract Type	Basis (1)	Quantity (Bbl/d)	Swap Price ($/Bbl)	Term
Swap	NYMEX	500	$96.63	Jul 1, 2013—Dec 31, 2013
Swap	NYMEX	1,000	$96.78	Jul 1, 2013—Dec 31, 2013
Swap	NYMEX	500	$96.70	Jul 1, 2013—Dec 31, 2013
Swap	NYMEX	500	$91.00	Jan 1, 2014—Dec 31, 2014
Swap	NYMEX	500	$91.00	Jan 1, 2014—Dec 31, 2014

(1)	NYMEX refers to quoted prices on the New York Mercantile Exchange

The following tables detail the fair value of the Company's derivative instruments, including the gross amounts and adjustments made to net the derivative instruments for the presentation in the consolidated balance sheet (in thousands):

		As of June 30, 2013
Underlying Commodity	Location on Balance Sheet	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Consolidated Balance Sheet
Crude oil derivative contract	Current assets	$10,629	$(6,467)	$4,162
Crude oil derivative contract	Noncurrent assets	$11,478	$(1,453)	$10,025
Crude oil derivative contract	Current liabilities	$7,804	$(6,467)	$1,337
Crude oil derivative contract	Noncurrent liabilities	$1,452	$(1,452)	$—

		As of December 31, 2012
Underlying Commodity	Location on Balance Sheet	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Consolidated Balance Sheet
Crude oil derivative contract	Current assets	$16,911	$(6,047)	$10,864
Crude oil derivative contract	Noncurrent assets	$5,455	$(2,605)	$2,850
Crude oil derivative contract	Current liabilities	$6,352	$(6,048)	$304
Crude oil derivative contract	Noncurrent liabilities	$6,893	$(2,605)	$4,288

The amount of gain recognized in the statements of operations related to the Company’s derivative financial instruments was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Unrealized gain on oil contracts	$20,910	$91,700	$3,728	$73,084
Realized gain (loss) on oil contracts	1,757	3,872	3,195	(852)
Gain on commodity price risk management activities	$22,667	$95,572	$6,923	$72,232

Note 7—Asset Retirement Obligations

The Company follows accounting for asset retirement obligations in accordance with ASC 410, Asset Retirement and Environmental Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The Company’s asset retirement obligations primarily represent the estimated present value of the amounts expected to be incurred to plug, abandon and remediate producing and shut-in wells at the end of their productive lives in accordance with applicable state and federal laws. The Company determines the estimated fair value of its asset retirement obligations by calculating the present value of estimated cash flows related to plugging and abandonment liabilities. The significant inputs used to calculate such liabilities include estimates of costs to be incurred; the Company’s credit adjusted discount rates, inflation rates and estimated dates of abandonment. The asset retirement liability is accreted to its present value each period and the capitalized asset retirement costs are depleted as a component of the full cost pool using the unit of production method. The Company's asset retirement obligation is summarized below (in thousands):

	For the Six Months Ended June 30,	For the Year Ended December 31, 2012
Balance beginning of period	$9,064	$3,627
Liabilities incurred or acquired	1,618	4,537
Liabilities settled	—	(58)
Revisions in estimated cash flows	—	405
Accretion expense	440	553
Balance end of period	$11,122	$9,064

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

The Company’s non-recurring fair value measurements include asset retirement obligations, please refer to Note 7-Asset Retirement Obligations, and the purchase price allocations for the fair value of assets and liabilities acquired through business combinations.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013 by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at June 30, 2013 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Commodity price risk management asset	$—	$14,187	$—	$14,187

Financial Liabilities:
Commodity price risk management liability	$—	$1,337	$—	$1,337

Commodity Derivative Instruments

The Company determines its estimate of the fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, the credit rating of each counterparty, and the Company’s own credit rating. In consideration of counterparty credit risk, the Company assessed the possibility of whether each counterparty to the derivative would default by failing to make any contractually required payments. Additionally, the Company considers that it is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions. At June 30, 2013 and December 31, 2012, derivative instruments utilized by the Company consist of both “no premium” collars and swaps. The crude oil derivative markets are highly active. Although the Company’s derivative instruments are valued using public indices, the instruments themselves are traded with third‑party counterparties and are not openly traded on an exchange. As such, the Company has classified these instruments as Level 2.

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

	At June 30, 2013		At December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit facility	$291,000	$291,000	$295,000	$295,000
2019 Notes	$805,305	$868,000	$805,622	$890,000
2021 Notes	$350,000	$341,250	$—	$—

Note 9—Share‑Based Payments

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

Stock Options

Total compensation expense related to the stock options of $1.7 million and $3.7 million was recognized for the three and six months ended June 30, 2013, respectively, as compared to $1.6 million and $3.0 million for the three and six months ended June 30, 2012. As of June 30, 2013, there was $8.2 million of total unrecognized compensation cost related to stock options, which is expected to be amortized over a weighted average period of 1.6 years.

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

	For the Six Months Ended June 30,	For the Year Ended December 31, 2012
Risk free rates	0.88 - 1.61%	0.78 - 1.48%
Dividend yield	—%	—%
Expected volatility	82.43 - 85.08%	85.23 - 90.25%
Weighted average expected stock option life	5.74 years	5.85 years

The weighted average fair value at the date of grant for stock options granted is as follows:

Weighted average fair value per share	$6.30	$6.58
Total options granted	1,191,400	1,159,500
Total weighted average fair value of options granted	$7,505,820	$7,629,510
A summary of the stock options outstanding is as follows:

	Number of Options	Weighted Average Exercise Price
Balance outstanding at January 1, 2013:	5,705,951	$4.83

Granted	1,191,400	$9.06
Canceled	(525,574)	$6.99
Exercised	(256,910)	$3.98

Balance outstanding at June 30, 2013:	6,114,867	$5.51

Options exercisable at June 30, 2013:	3,923,600	$4.01

The following table summarizes information about stock options outstanding at June 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.36-$1.00	241,000	5.5	$0.36	241,000	5.5	$0.36
$1.01-$2.00	547,448	0.9	$1.18	547,448	0.9	$1.18
$2.01-$3.00	739,830	6.1	$2.37	715,830	6.1	$2.35
$3.01-$4.00	1,178,377	3.5	$3.46	1,178,377	3.5	$3.46
$4.01-$5.00	147,000	7.8	$4.47	68,000	7.6	$4.39
$5.01-$6.00	232,000	8.0	$5.58	125,000	7.9	$5.54
$6.01-$7.00	771,112	7.1	$6.44	491,112	6.7	$6.44
$7.01-$8.00	322,000	8.9	$7.51	97,000	8.3	$7.39
$8.01-$9.00	644,000	8.9	$8.67	115,000	8.4	$8.71
$9.01-$10.53	1,292,100	9.2	$9.44	344,833	8.4	$9.81
	6,114,867	6.4	$5.51	3,923,600	5.0	$4.01

The aggregate intrinsic value of both outstanding and vested options as of June 30, 2013 was $21.4 million, based on the Company’s June 30, 2013 closing common stock price of $8.89. This amount would have been received by the option holders had all option holders exercised their options as of that date. The total grant date fair value of the shares vested during the six months ended June 30, 2013 was $4.9 million.

Restricted Stock Units and Restricted Stock

Total compensation expense related to restricted stock units (“RSUs”) and restricted stock of $1.8 million and $3.5 million was recognized for the three and six months ended June 30, 2013, respectively, as compared to $1.1 million and $2.1 million for the three and six months ended June 30, 2012, respectively. As of June 30, 2013, there was $9.3 million of total unrecognized compensation cost related to the RSUs and restricted stock, which is expected to be amortized over a weighted average period of 2.0 years.

As of June 30, 2013, there were 721,708 unvested performance based RSUs, 1,077,873 unvested performance based restricted stock shares and 58,500 unvested restricted stock shares with a combined weighted average grant date fair value of $8.93 per share. The total fair value vested during the six months ended June 30, 2013 was $74,000. A summary of the RSUs and restricted stock shares outstanding is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock and RSU's at January 1, 2013	1,829,581	$8.93

Granted	36,000	$8.85
Forfeited	—	$—
Vested	(7,500)	$9.87

Non-vested restricted stock and RSU's at June 30, 2013	1,858,081	$8.93

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

The performance based restricted stock units and unexercised stock options are not participating securities, since these shares are not entitled to participate in dividends declared on common shares. The number of potentially dilutive shares attributable to the performance based restricted stock units is based on the number of shares, if any, which would be issuable at the end of the respective reporting period, assuming that date was the end of the performance measurement period. Please refer to Note 9—Share‑Based Payments under the heading Restricted Stock Units and Restricted Stock for additional discussion.

The table below sets forth the computations of basic and diluted net income per share for the three and six months ended June 30, 2013 and 2012 (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Basic net income	$44,250	$93,072	$63,694	$94,816
Income allocable to participating securities	(6)	(11)	(9)	(11)
Diluted net income	$44,244	$93,061	$63,685	$94,805

Basic weighted average common shares outstanding	265,434,514	263,576,093	265,381,746	263,118,367
Effect of dilutive securities
Options to purchase common shares	4,348,767	5,855,040	4,529,767	6,244,040
Assumed treasury shares purchased	(2,522,963)	(2,189,160)	(2,672,983)	(2,244,942)
Unvested restricted stock units	645,853	316,537	613,150	302,136
Diluted weighted average common shares outstanding	267,906,171	267,558,510	267,851,680	267,419,601

Basic earnings per share	$0.17	$0.35	$0.24	$0.36
Diluted earnings per share	$0.17	$0.35	$0.24	$0.35
The following options and unvested restricted shares, which could be potentially dilutive in future periods, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Anti-dilutive shares	1,766,100	959,500	1,585,100	570,500

Note 11—Commitments and Contingencies
Lease Obligations

The Company leases office space in Denver, Colorado and Williston and Dickinson, North Dakota under separate operating lease agreements. The Denver, Colorado lease expires on October 31, 2016. The Williston and Dickinson, North Dakota leases expire on May 31, 2014 and December 31, 2014 respectively. Total rental commitments under non-cancelable leases for office space were $3.0 million at June 30, 2013. The future minimum lease payments under these non-cancelable leases are as follows: $450,000 in 2013, $930,000 in 2014, $860,000 in 2015, $770,000 in 2016, and $0 in 2017.

Drilling Rigs

As of June 30, 2013, the Company was subject to commitments on four of its six drilling rigs. Three of the contracts expire in 2013 and one expires in 2015. In the event of early termination under all of these contracts, the Company would be obligated to pay an aggregate amount of approximately $24.8 million as of June 30, 2013 as required under the varying terms of such contracts. Subsequent to June 30, 2013 as part of the July 2013 Acquisition, the Company assumed an additional 13 month drilling rig contract commencing on July 12, 2013. In the event of early termination under this contract, the Company would be obligated to pay an additional $7.9 million.

Pressure Pumping Services

As of June 30, 2013, the Company was subject to a commitment with a pressure-pumping service company providing 24-hour per day crew availability. In the event of early contract termination, the Company would be obligated to pay approximately $12.0 million as of June 30, 2013.

Guarantees of the Senior Notes

As of June 30, 2013, the Company had issued $800.0 million of 2019 Notes and $350.0 million of 2021 Notes, all of which are guaranteed on a senior unsecured basis by our wholly-owned subsidiary, Kodiak Oil & Gas (USA) Inc. In July 2013, Kodiak Williston, LLC and KOG Finance, LLC entered into Supplemental Indentures to the 2019 Indenture and the 2021 Indenture to guarantee the 2019 Notes and the 2021 Notes. Kodiak Oil & Gas Corp, as the parent company, has no independent assets or operations. The guarantees are full, unconditional and joint and several. Subsequent to June 30, 2013, the Company issued $400.0 million of 2022 Notes, all of which are guaranteed on a senior unsecured basis by our wholly-owned subsidiaries, Kodiak Oil & Gas (USA) Inc., Kodiak Williston, LLC and KOG Finance, LLC. The guarantees are full, unconditional, and joint and several. The Company's non-guarantor subsidiary, KOG Oil & Gas ULC has de minimis operations.

Under the Company’s credit facility and the Indentures, the Company and subsidiary guarantors are subject to certain limitations on the ability of the subsidiary guarantors to transfer funds to the Company, including certain limitations on dividends, distributions, redemptions, payments, investments, loans and advances. There are no other restrictions on the ability of the company to obtain funds from its subsidiaries by dividend or loan (other than as described in Note 4-Long-Term Debt). Finally, the Company’s wholly-owned subsidiary does not have restricted assets that exceed 25% of net assets as of the most recent fiscal year end that may not be transferred to the Company in the form of loans, advances, or cash dividends by the subsidiary without the consent of a third party.

The Company may issue additional debt securities in the future that the Company's wholly‑owned subsidiaries, Kodiak Oil & Gas (USA) Inc., Kodiak Williston, LLC and KOG Finance, LLC may guarantee. Any such guarantees are expected to be full, unconditional and joint and several. As stated above, the Company has no independent assets or operations, and, other than as described herein, there are no significant restrictions on the ability of the Company to receive funds from the Company's subsidiaries through dividends, loans, and advances or otherwise.

Other

As is customary in the oil and gas industry, the Company may at times have commitments in place to reserve or earn certain acreage positions or wells. If the Company does not meet such commitments, the acreage positions or wells may be lost.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The information discussed in this quarterly report on Form 10-Q includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, increases in oil and gas production, the number of anticipated wells to be drilled or completed after the date hereof, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward‑looking statements. These forward‑looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. Although we believe that the expectations reflected in these forward‑looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward‑looking statements as a result of certain factors, including those detailed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K. All forward‑looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this report. Other than as required under securities laws, we do not assume a duty to update these forward‑looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Overview

We are an independent energy company focused on the exploration, exploitation, acquisition and production of crude oil and natural gas in the Rocky Mountain region of the United States. We have developed an oil and natural gas asset base of proved reserves, as well as a portfolio of development and exploratory drilling opportunities on high resource-potential leasehold. We intend to continue to expand our asset base by developing our current lands as well as evaluating and investing in core acquisitions.

                Our oil and natural gas reserves and operations are primarily concentrated in the Williston Basin of North Dakota, where the principal target of drilling is the Bakken Shale hydrocarbon system highlighted by production from the Middle Bakken member, located between two Bakken shales that serve as the source rock, and the Three Forks Formation, positioned immediately below the Lower Bakken Shale. As of June 30, 2013, we owned an interest in approximately 217,000 gross (154,000 net) acres in the Williston Basin and have an interest in 344 gross (156.6 net) producing wells in the Williston Basin.

Recent Developments

July 2013 Acquisition

On July 12, 2013, we closed our acquisition of core Williston Basin producing properties and undeveloped leasehold from an unaffiliated private oil and gas company ("July 2013 Acquisition").

The purchase price for the July 2013 Acquisition was $680.0 million. Post-closing adjustments were $51.8 million, including $30.9 million in working capital items and $20.9 million of cash flow adjustments to reflect the acquisition's March 1, 2013 effective date. The seller received aggregate consideration of approximately $731.8 million in cash.

Included in the acquisition are approximately 42,000 net leasehold acres and net production of approximately 5,500 barrels of oil equivalent per day located in McKenzie and Williams Counties, North Dakota.  The acquired leasehold includes 35 controlled drilling spacing units and is largely held by production. The southern Williams County lands, approximating 14,000 net acres, are adjacent to our core Polar area. An additional 25,000 net acres are located in McKenzie County to the west of our Koala and Smokey areas.

Expanded Credit Facility and Senior Note Offering

We funded the July 2013 Acquisition through borrowings under our revolving credit facility. In connection with the acquisition and reflecting year-to-date completion activities, Kodiak and its lending group entered into an amendment to our credit facility to increase our borrowing base and aggregate commitments under our existing revolving credit facility to $1.1 billion. In connection with the issuance of the 2022 Notes (as discussed below), the lenders under our credit facility agreed to a waiver of provisions that provided for a reduction in the borrowing base under the credit facility upon consummation of the offering.

On July 26, 2013, we issued at par $400.0 million principal amount of 5.50% senior notes due February 1, 2022 (the “2022 Notes”). All of the net proceeds from this issuance were used to repay borrowings on our revolving credit facility. As of July 30, 2013, our current outstanding balance on our credit facility was $608.0 million.

Operational Update

During the second quarter of 2013, we completed 25 gross (21.5 net) operated wells and participated in the completion of 23 gross (2.5 net) non-operated wells.  Beginning in late May 2013, we operated with two full-time, 24-hour-per-day completion crews.  We intend to maintain the second completion crew through most of the remaining months of the year, as well as utilize a third completion crew on a temporary basis on the recently acquired lands.  We expect to complete 30 gross (25 net) operated wells during the third quarter.

We are presently operating a total of seven rigs.  Currently, three drilling rigs are operating in the Polar project area in southern Williams County, two rigs in the Smokey project area, one rig in the Koala project area in McKenzie County, and one rig in Dunn County.

Downspacing Tests

Our program to test 12 wells within a 1,280-acre drilling spacing unit (DSU) continues on schedule in the Polar and Smokey operating areas. All wells in the Polar project area in southern Williams County have been completed with eight of the wells on production.  In the Smokey project area in central McKenzie County, five wells have been completed and are on production and three wells were recently completed and are currently undergoing drill out procedures on the flow through plugs. The remaining four wells are on a separate drilling pad and drilling operations were recently completed. Infrastructure buildout has been completed in both areas.

Reserves Update

As of June 30, 2013, and pro forma for the July 2013 Acquisition, we have estimated proved reserves of 123.9 million barrels of oil and 120.7 billion cubic feet of natural gas, or 144.0 million barrels of oil equivalent (MMBOE).  The estimated present value discounted at 10% was $3.2 billion, before income tax effect. Our reserves quantities are comprised of 86% crude oil and 14% natural gas.  The June 30, 2013 proved reserves (prior to the addition of acquired reserves) reflect a 28% increase over year-end 2012's proved reserves of 94.8 MMBOE. Our legacy estimated reserves' quantities were audited by our independent reservoir engineering consultant, Netherland, Sewell & Associates, Inc. The reserves estimates for the July 2013 Acquisition were internally prepared by the Company. The following table summarizes our legacy and pro forma reserves (including our July 2013 Acquisition) as of June 30, 2013:

Reserve Category	% of Reserves	Oil (MBbls)	Gas (MMcf)	June 2013 MBOE	December 2012 MBOE	% Change	June 2013 PV-10 (Millions)
Legacy Assets
Proved Developed	46%	47,262	48,442	55,336	43,136	28%	$1,669
Proved Undeveloped	54%	56,823	54,233	65,862	51,647	28%	956
Total Proved	100%	104,085	102,675	121,198	94,783	28%	$2,625

Pro Forma for July 2013 Acquisition
Proved Developed	47%	57,607	57,144	67,131	—	—%	$2,059
Proved Undeveloped	53%	66,318	63,511	76,903	—	—%	1,141
Total Proved - Pro Forma	100%	123,925	120,655	144,034	—	—%	$3,200

We also continue to participate as non-operator in the drilling and completion of wells within the area of mutual interest (“AMI”) area in Dunn County, North Dakota where one rig is currently drilling, as well as other non-operated wells outside of the AMI. The following tables summarize the wells spud and completed during the three and six months ended June 30, 2013:

	For the Three Months Ended June 30, 2013
	Spud		Completed
	Gross	Net	Gross	Net
Operated wells	24.0	20.2	25.0	21.5
Non-operated wells	21.0	1.5	23.0	2.5
	45.0	21.7	48.0	24.0

	For the Six Months Ended June 30, 2013
	Spud		Completed
	Gross	Net	Gross	Net
Operated wells	45.0	37.2	45.0	36.1
Non-operated wells	43.0	4.9	43.0	6.6
	88.0	42.1	88.0	42.7

Liquidity and Capital Resources
2013 Capital Expenditures Budget

Our 2013 capital expenditures budget is subject to various factors, including market conditions, oil field services and equipment availability, commodity prices and drilling results. The following table summarizes our 2013 capital expenditures budget and our actual capital expenditures, including accruals, for the six months ended June 30, 2013:

		Six Months Ended
	Revised	June 30, 2013
	2013 Budget	Actual
Operated drilling and completion costs	$825.0	$414.6
Non-operated drilling and completion costs	140.0	73.8
Total drilling and completion costs	$965.0	$488.4

Salt water disposal wells and facilities	$23.0	$12.8
Leasehold acquisitions	12.0	3.6
Total capital expenditures	$1,000.0	$504.8

Asset retirement obligations	$—	$1.6
Capitalized interest	—	15.9

Total capitalized costs	$1,000.0	$522.3

We previously established a $775 million 2013 capital expenditure budget. In conjunction with the anticipated drilling and completion schedule in the second half of the year, the July 2013 Acquisition, combined with potential transactions affecting our working interest therein, we are increasing the estimated full year capital budget to a range of $950 million to $1 billion. This budget contemplates approximately 100 net wells being completed in 2013 as compared to 75 net wells being completed in our original budget.

During the six months ended June 30, 2013, we incurred capital expenditures of $504.8 million related to our oil field operations.  We are currently operating seven drilling rigs.  In late May 2013, we re-engaged our second completion crew, which we expect to continue to utilize throughout the remainder of 2013.

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

Average well costs continue to decline as the Williston Basin has experienced a significant increase in third party oil field services over the past year. As a result, as well as due to our gained efficiencies, our completed well costs have trended downward from approximately $10.6 million during the first quarter of 2013 to approximately $10.3 million in the second quarter of 2013, with current costs estimates below $10 million. We expect these costs to trend even lower as we move through 2013.

Sources of Capital

Cash flow from operations. We expect our cash flow from operations to continue to increase commensurate with our anticipated increase in sales volumes. We have been able to increase our volumes on a quarter over quarter basis for the past three years. This increase is directly related to our successful operations as we have developed our properties and, to a lesser extent, cash flows from acquired properties. If we are able to continue to drill and complete our wells as anticipated and they produce at rates similar to those generated by our existing wells, subject to the changes in the market price of crude oil, we would expect our production rates and operating cash flows to continue to increase as we continue to develop our properties.

Credit facility. As of June 30, 2013, our maximum credit available under the credit facility was $1.5 billion with a borrowing base of $650.0 million and aggregate commitments of $550.0 million. As of June 30, 2013, we had available borrowings under the credit facility of $259.0 million.

As previously discussed, on July 12, 2013 in conjunction with the closing of the January 2013 Acquisition, we amended our credit facility to increase our borrowing base and aggregate commitments under our credit facility to $1.1 billion. As of July 30, 2013, we had $608.0 million outstanding under this credit facility, with available borrowings of $492.0 million. The ability to maintain and increase this facility and borrow additional funds is dependent on a number of variables, including our proved reserves, and assumptions regarding the price at which oil and natural gas can be sold. Further, we expect that our borrowing base will increase with the addition of proved properties resulting from our ongoing drilling and completion activities. We are subject to restrictive covenants under the credit facility. For further details on our credit facility and Senior Notes please refer to Note 4-Long-Term Debt under Item 1 in this Quarterly Report.

Capital Requirements Outlook

We are dependent on our anticipated cash flows from operations and the expected borrowing availability under our credit facility to fund our capital expenditures budget, our obligations under our Senior Notes and other contractual commitments (please refer to Note 4-Long-Term Debt and Note 11-Commitments and Contingencies under Item 1 in this Quarterly Report for further details). While we expect such sources of capital to be sufficient for such purposes, there can be no assurance that we will achieve our anticipated future cash flows from operations, that credit will be available under our credit facility when needed, or that we would be able to complete alternative transactions in the capital markets, if needed. Our ability to obtain financing on commercially reasonable terms is dependent on a number of factors, many of which we cannot control, including changes in our credit rating, interest rates, market perceptions of us and the oil and natural gas exploration and production industry and tax burdens due to new tax laws.

If our existing and potential sources of liquidity are not sufficient to satisfy such commitments and to undertake our currently planned expenditures, we believe that we have the flexibility in our commitments to alter our development program. Since we operate the majority of our acreage, we have the ability to adjust our drilling schedule to reflect a change in commodity price or oil field service environment. The majority of our acreage is currently producing and the remaining acreage could be held by production within the primary term of the lease, even with a reduced number of drilling rigs. If we were not successful in obtaining sufficient funding or completing an alternative transaction on a timely basis on terms acceptable to us, we would be required to curtail our planned expenditures or restructure our operations (including reducing our rig count and sub-contracting our pressure pumping services agreement, either of which may in certain circumstances result in termination fees depending on the timing and requirements of the underlying agreements), we would be unable to implement our original exploration and drilling program, and we may be unable to service our debt obligation or satisfy our contractual obligations.

Senior Notes

As of the date of this filing we have $800.0 million outstanding under our 8.125% Senior Notes due in December 2019, $350.0 million outstanding under our 5.50% Senior Notes due in January 2021 and $400.0 million outstanding under our 5.50% Senior Notes due February 2022. The annualized interest to be incurred under all of the Senior Notes is approximately $106.3 million.

In July 2013, we issued at par $400.0 million principal amount of 5.50% senior notes due February 1, 2022. All of the net proceeds from this issuance were used to repay borrowings on our credit facility. The interest on our 2022 Notes is payable on February 1 and August 1 of each year. In connection with the sale of our 2022 Notes, we entered into a registration rights agreement pursuant to which we agreed (1) to file an exchange offer registration statement to allow the holders to exchange the 2022 Notes for SEC-registered notes and (2) to file, under certain circumstances, a shelf registration statement to cover resales of the 2022 Notes. If we fail to complete the registered exchange offer or the shelf registration statement has not been declared effective within specified time periods, we will be required to pay liquidated damages by way of additional interest on the 2022 Notes.

For further discussion regarding our Senior Notes, please refer to Note 4-Long-Term Debt under Item 1 in this Quarterly Report.

Working Capital

As part of our cash management strategy, we frequently use available funds to reduce any balance on our credit facility. Because of this, we generally maintain low cash and cash equivalent balances. Since our principal source of operating cash flows (proved reserves to be produced in later periods) is not considered working capital, we often have low or negative working capital. Our working capital was a deficit of $71.1 million at June 30, 2013, as compared to a deficit of $49.4 million at December 31, 2012.

Registered Offerings

Historically, we have financed our operations, property acquisitions and other capital investments in part from the proceeds of offerings of our equity and debt securities. We may offer from time to time debt securities, common stock, preferred stock, warrants and other securities or any combination of such securities in amounts, prices and on terms announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement at the time of any such offering.

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

Cash Flow Analysis

The following is a summary of our change in cash and cash equivalents for the six months ended June 30, 2013 and 2012 (in thousands):

	For the Six Months Ended June 30,		Period to period change
	2013	2012

Net cash provided by operating activities	$232,904	$113,763	$119,141
Net cash used in investing activities	$(580,630)	$(905,081)	324,451
Net cash provided by financing activities	$337,738	$723,210	(385,472)
Decrease in cash and cash equivalents	$(9,988)	$(68,108)	$58,120

Net cash provided by operating activities. The key components of our net cash provided by operating activities are our sales volumes (in particular, our crude oil sales volumes) and commodity prices (in particular, crude oil prices). For the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, our net cash provided by operating activities increased by $119.1 million, primarily from increased crude oil sales volumes attributable to our successful drilling and completions in our core Middle Bakken and Three Forks formations in the Williston Basin. Additionally, we utilize derivative instruments, as further discussed under the heading "Operating Results" below, to partially mitigate the impact of decreases in crude oil prices.

Net cash used in investing activities. The primary driver in our net cash used for investing activities is our capital expenditure budget, which consists of both our ongoing drilling and completion expenditures and our acquisition expenditures. For the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, our net cash used in investing activities decreased by $324.5 million. This decrease was attributed to our previously announced property acquisition completed in January 2012 ("2012 Acquisition"), which required $588.4 million in cash, which was partially offset by our significantly increased capital expenditures for drilling and completions during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Also, offsetting this decrease was the $51.0 million deposit into escrow for our July 2013 Acquisition.

Net cash provided by financing activities. For the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, our net cash provided by financing activities decreased by $385.5 million. This was a result of our receipt in January 2012 of $670.6 million in cash held in escrow, which was primarily used to finance our 2012 Acquisition and to repay in full the $100.0 million then outstanding on our second lien credit agreement, which was then terminated. Additionally, in the first six months of 2012, we issued $156.0 million of 2019 Notes. This decrease was partially offset by the issuance of our $350.0 million 2021 Notes in January 2013.

Our Properties

Williston Basin

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

Our Leasehold

As of June 30, 2013, we had several hundred lease agreements representing approximately 251,000 gross and 164,000 net acres primarily in the Williston and Green River Basins. The following table sets forth our gross and net acres of developed and undeveloped oil and natural gas leases:

	Undeveloped Acreage(1)		Developed Acreage(2)		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Green River Basin
Wyoming	14,727	4,105	9,009	1,799	23,736	5,904
Colorado	8,027	3,067	2,974	1,252	11,001	4,319
Williston Basin
Montana	—	—	3,951	1,861	3,951	1,861
North Dakota	89,187	61,112	123,565	90,553	212,752	151,665

Acreage Totals	111,941	68,284	139,499	95,465	251,440	163,749

(1)
Undeveloped acreage is lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage includes proved reserves.

(2)	Developed acreage is the number of acres that are allocated or assignable to producing wells or wells capable of production.

As part of the July 2013 Acquisition, we acquired approximately 42,000 net acres of Williston Basin leaseholds located primarily in McKenzie and southern Williams Counties. The table above reflects our net acres prior to the July 2013 Acquisition.

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

	Expiring Acreage
Year Ending	Gross	Net
December 31, 2013	5,245	4,555
December 31, 2014	21,647	16,677
December 31, 2015	12,465	7,792
December 31, 2016	4,070	2,913
Total	43,427	31,937

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Sales Volume (Bakken):
Oil (MBbls)	1,834.5	1,039.4	3,547.1	1,913.5
Gas (MMcf)	1,632.3	663.1	3,044.2	1,156.7

Sales Volume (Other):
Oil (MBbls)	3.6	4.5	7.2	8.9
Gas (MMcf)	8.7	6.0	17.2	16.6

Sales Volume (Total):
Oil (MBbls)	1,838.1	1,043.9	3,554.3	1,922.4
Gas (MMcf)	1,641.0	669.1	3,061.4	1,173.3
Sales volumes (MBOE)	2,111.6	1,155.4	4,064.5	2,118.0

Sales prices received, and costs incurred, presented on a per BOE basis, for the three and six months ended June 30, 2013 and 2012 are summarized in the following table:

	For the Three Months Ended March 31,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Sales Price:
Oil ($/Bbls)	$88.88	$78.93	$89.81	$82.81
Gas ($/Mcf)(1)	$6.16	$5.05	$6.31	$5.54
BOE ($/BOE)	$82.15	$74.23	$83.29	$78.24

Commodity Price Risk Management Activities ($/Sales BOE):
Realized gain (loss)	$0.83	$3.35	$0.79	$(0.40)

Production costs ($/Sales BOE):
Lease operating expenses	$6.33	$5.60	$6.61	$6.26
Production taxes	$8.77	$7.80	$8.92	$8.27
Gathering, transportation, marketing	$2.67	$1.49	$2.56	$1.76
DD&A	$29.56	$29.59	$29.47	$28.56
G&A	$4.89	$7.05	$5.08	$7.57
Stock‑based compensation	$1.66	$2.30	$1.78	$2.40

(1)	Average gas price received at the wellhead includes proceeds from natural gas liquids under percentage of proceeds contracts.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Oil sales revenues. Oil sales revenues increased by $81.0 million to $163.4 million for the three months ended June 30, 2013 as compared to oil sales of $82.4 million for the same period in 2012. In the second quarter of 2013, our crude oil sales averaged 20,199 barrels per day. Our oil sales volume increased 76.1% to 1,838.1 thousand barrels (“MBbls”) in the second quarter of 2013 as compared to 1,043.9 MBbls in the second quarter of 2012. The volume increase is due to the ongoing development of our Bakken properties. The average price we realized on the sale of our oil increased from $78.93 per barrel sold in the second quarter of 2012 to $88.88 per barrel sold in the second quarter of 2013. Overall, 87.2% of the increase in oil sales revenue was attributed to increased volumes and 12.8% was attributed to the increase in crude oil prices received.
Natural gas sales revenues. Natural gas revenues increased by $6.7 million to $10.1 million for the three months ended June 30, 2013 as compared to natural gas revenues of $3.4 million for the same period in 2012. Natural gas sales volumes increased by 971.9 million cubic feet ("MMcf") to 1,641.0 MMcf for the three months ended June 30, 2013. In the second quarter of 2013, our natural gas sales averaged 18.0 MMcf per day. The average price we realized on the sale of our natural gas was $6.16 per Mcf in the second quarter of 2013 compared to $5.05 per Mcf in the second quarter of 2012. Overall, 89.0% of the increase in natural gas sales revenue was attributed to increased sales volumes and 11.0% was attributed to the increase in natural gas prices received. The volume increase is due to the ongoing development of our Bakken properties and the continued development of gas pipeline infrastructure. Although gas from certain wells continues to be flared, we have connected the majority of our wells to gas pipelines which allowed us to capture the related sales revenue. As these third-parties expand their processing capacity, we expect additional gas volumes to be gathered, processed and sold.
Oil and gas production expense. Our oil and gas production expense increased by $20.3 million to $37.5 million for the three months ended June 30, 2013, from $17.2 million for the three months ended June 30, 2012. The increase is due to a $9.5 million increase in production taxes, a $6.9 million increase in lease operating expenses (“LOE”), and an $3.9 million increase in gathering, transportation and marketing expenses ("GTM").
The production tax increase is attributable to increased revenue as it is calculated as a fixed percentage of sales revenue. On a per unit basis, production taxes increased from $7.80 per barrel sold in the second quarter of 2012 to $8.77 per barrel sold in the second quarter of 2013. This increase is the result of the increase in the crude oil and natural gas prices received in the second quarter of 2013 as compared to the second quarter of 2012.
On a per unit basis, LOE increased from $5.60 per barrel sold in the second quarter of 2012 to $6.33 per barrel sold in the second quarter of 2013. The increase is primarily the result of increased well maintenance in the second quarter of 2013, as we incurred approximately $1.2 million, as compared to approximately $237,000 in the second quarter of 2012. In addition, the largest component of our lease operating expense continues to be the disposal of produced water. Availability of both trucking and third party disposal facilities has improved, which has decreased our LOE on a per unit basis. To further reduce water disposal costs, in 2012 and continuing into 2013, we drilled water disposal wells on several of our producing areas and are constructing water gathering systems where appropriate. As we connect existing and future wells to these water gathering systems, we expect our LOE related to water disposal to continue to decrease on a per unit basis.
On a per unit basis, GTM increased from $1.49 per barrel sold in the second quarter of 2012 to $2.67 per barrel sold in the second quarter of 2013. This increase is primarily the result of an increased percentage of our total sales volumes being natural gas sales. Natural gas sales volumes as a percentage of total sales volumes increased from 9.7% in the second quarter of 2012 to 13.0% in the second quarter of 2013. Comparatively, the GTM related to natural gas is significantly higher than that of crude oil when measured on a per BOE basis. Consequently, as our natural gas sales volumes on a percentage of total sales volumes increases, we expect our GTM on a per BOE basis to increase.
Depletion, depreciation, amortization and abandonment liability accretion (“DD&A”) expense. Our DD&A increased $28.2 million to $62.4 million for the three months ended June 30, 2013, from $34.2 million for the three months ended June 30, 2012. This increase is due to more volumes being sold in the second quarter of 2013 as sales increased by approximately 956.2 MBOE. On a per unit basis, DD&A decreased from $29.59 per BOE in the second quarter of 2012 to $29.56 per BOE in the second quarter of 2013.

General and administrative (“G&A”) expense. G&A expense increased by $2.2 million to $10.3 million for the three months ended June 30, 2013, from $8.1 million for the same period in 2012. Total employees have increased to 134 at June 30, 2013, from 100 at June 30, 2012. On a per unit basis, G&A decreased from $7.05 per barrel sold in the second quarter of 2012 to $4.89 per barrel sold in the second quarter of 2013. The decrease is primarily due to our increase in sales volumes from our ongoing Bakken development program.
Our G&A expense includes the non-cash expense for stock‑based compensation for stock options and share grants under our 2007 Stock Incentive Plan. For the three months ended June 30, 2013, this expense was $3.5 million as compared to $2.7 million for the same period in 2012.
Operating income. Our operating income was approximately $63.2 million for the three months ended June 30, 2013, as compared to approximately $26.2 million for the three months ended June 30, 2012. This increase in operating income is attributed to our on-going successful completions of wells and resulting increase in sales volumes in our Bakken play.
Gain on commodity price risk management activities. Primarily due to the decrease in NYMEX crude oil prices at June 30, 2013 as compared to March 31, 2013, we incurred a total gain on our price risk management activities of $22.7 million for the three months ended June 30, 2013 as compared to a gain of $95.6 million for the three months ended June 30, 2012. This gain is a result of our hedging program used to mitigate our exposure to commodity price fluctuations. This gain was comprised of approximately $1.8 million of realized gains for transactions that were settled during the second quarter of 2013 and $20.9 million of unrealized gains for the mark-to-market of forward transactions. The unrealized gain is a non-cash adjustment for the value of our risk management transactions at June 30, 2013. These transactions will continue to change in value until the transactions are settled and we will likely add to our hedging program. Therefore, we expect our net income to reflect the volatility of commodity price forward markets. Our cash flows will only be affected upon settlement of the transactions at the current market prices at that time.
Interest income (expense), net. For the three months ended June 30, 2013, we recognized interest expense of approximately $15.8 million, as compared to $3.5 million for the three months ended June 30, 2012.
We incurred interest expense for the three months ended June 30, 2013 and 2012 of approximately $22.4 million and $15.0 million, respectively, related to the credit facility and our Senior Notes. Included in interest expense for the three months ended June 30, 2013 and 2012 was the amortization of deferred financing costs and bond premium of $827,000 and $617,000, respectively. For the three months ended June 30, 2013 and 2012, we capitalized interest costs of $7.4 million and $12.0 million, respectively.
Income tax expense. As discussed in Note 5—Income Taxes under Item 1 in this Quarterly Report, through March 31, 2012, we had a full valuation allowance against our U.S. and Canada net deferred tax assets. During the second quarter of 2012, we concluded that it was appropriate to reverse the U.S. valuation allowance, but retained a full valuation allowance on our Canadian net deferred tax assets. For the three months ended June 30, 2013 and 2012, we recognized income tax expense of $26.1 million and $25.9 million, respectively.
Net income. Net income decreased by $48.8 million to $44.3 million for the three months ended June 30, 2013, from $93.1 million for the same period in 2012. This decrease was primarily the result of a $72.9 million decrease in the gain recognized on our commodity price risk management activities for the three months ended June 30, 2013 as compared to the same period in 2012. To a lesser extent, this decrease was impacted by the $12.2 million increase in interest expense for the three months ended June 30, 2013 as compared to the same period in 2012. However, offsetting this decrease was an increase in operating income of $37.0 million for the three months ended June 30, 2013 as compared to the same period in 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Oil sales revenues. Oil sales revenues increased by $160.0 million to $319.2 million for the six months ended June 30, 2013 as compared to oil sales of $159.2 million for the same period in 2012. In the first half of 2013, our crude oil sales averaged 19,637 barrels per day. Our oil sales volume increased 84.9% to 3,554.3 MBbls in the first half of 2013 as compared to 1,922.4 MBbls in the first half of 2012. The volume increase is due to the ongoing development of our Bakken properties. The average price we realized on the sale of our oil increased from $82.81 per barrel sold in the first half of 2012 to $89.81 per barrel sold in the first half of 2013. Overall, 91.6% of the increase in oil sales revenue was attributed to increased volumes and 8.4% was attributed to the increase in crude oil prices received.
Natural gas sales revenues. Natural gas revenues increased by $12.8 million to $19.3 million for the six months ended June 30, 2013 as compared to natural gas revenues of $6.5 million for the same period in 2012. Natural gas sales volumes increased by 1,888.1 MMcf to 3,061.4 MMcf for the six months ended June 30, 2013. In the first half of 2013, our natural gas sales averaged 16.9 MMcf per day. The average price we realized on the sale of our natural gas was $6.31 per Mcf in the first half of 2013 compared to $5.54 per Mcf in the first half of 2012. Overall, 93.0% of the increase in natural gas sales revenue was attributed to increased sales volumes and 7.0% was attributed to the increase in natural gas prices received. The volume increase is due to the ongoing development of our Bakken properties and the continued development of gas pipeline infrastructure. Although gas from certain wells continues to be flared, we have connected the majority of our wells to gas pipelines which allowed us to capture the related sales revenue. As these third-parties expand their processing capacity, we expect additional gas volumes to be gathered, processed and sold.
Oil and gas production expense. Our oil and gas production expense increased by $39.0 million to $73.5 million for the six months ended June 30, 2013, from $34.5 million for the six months ended June 30, 2012. The increase is due to a $18.7 million increase in production taxes, a $13.6 million increase in LOE, and a $6.7 million increase in GTM.
The production tax increase is attributable to increased revenue as it is calculated as a fixed percentage of sales revenue. On a per unit basis, production taxes increased from $8.27 per barrel sold in the first half of 2012 to $8.92 per barrel sold in the first half of 2013. This increase is the result of the increase in the crude oil and natural gas prices received in the first half of 2013 as compared to the first half of 2012.
On a per unit basis, LOE increased from $6.26 per barrel sold in the first half of 2012 to $6.61 per barrel sold in the first half of 2013. The increase is primarily the result of increased well maintenance in the first half of 2013, as we incurred approximately $2.6 million, as compared to approximately $724,000 in the first half of 2012. In addition, the largest component of our lease operating expense continues to be the disposal of produced water. Availability of both trucking and third party disposal facilities has improved, which has decreased our LOE on a per unit basis. To further reduce water disposal costs, in 2012 and continuing into 2013, we drilled water disposal wells on several of our producing areas and are constructing water gathering systems where appropriate. As we connect existing and future wells to these water gathering systems, we expect our LOE related to water disposal to continue to decrease on a per unit basis.
On a per unit basis, GTM increased from $1.76 per barrel sold in the first half of 2012 to $2.56 per barrel sold in the first half of 2013. This increase is primarily the result of an increased percentage of our total sales volumes being natural gas sales. Natural gas sales volumes as a percentage of total sales volumes increased from 9.2% in the first half of 2012 to 12.6% in the first half of 2013. Comparatively, the GTM related to natural gas is significantly higher than that of crude oil when measured on a per BOE basis. Consequently, as our natural gas sales volumes on a percentage of total sales volumes increases, we expect our GTM on a per BOE basis to increase.
Depletion, depreciation, amortization and abandonment liability accretion expense. Our DD&A increased $59.3 million to $119.8 million for the six months ended June 30, 2013, from $60.5 million for the six months ended June 30, 2012. This increase is due to more volumes being sold in the first half of 2013 as sales increased by approximately 1,946.6 MBOE. On a per unit basis, DD&A increased from $28.56 per BOE in the first half of 2012 to $29.47 per BOE in the first half of 2013.
General and administrative expense. G&A expense increased by $4.6 million to $20.6 million for the six months ended June 30, 2013, from $16.0 million for the same period in 2012. Total employees have increased to 134 at June 30, 2013, from 100 at June 30, 2012. On a per unit basis, G&A decreased from $7.57 per barrel sold in the first half of 2012 to $5.08 per barrel sold in the first half of 2013. The decrease is primarily due to our increase in sales volumes from our ongoing Bakken development program.

Our G&A expense includes the non-cash expense for stock‑based compensation for stock options and share grants under our 2007 Stock Incentive Plan. For the six months ended June 30, 2013, this expense was $7.2 million as compared to $5.1 million for the same period in 2012.
Operating income. Our operating income was approximately $124.6 million for the six months ended June 30, 2013, as compared to approximately $54.7 million for the six months ended June 30, 2012. This increase in operating income is attributed to our on-going successful completions of wells and resulting increase in sales volumes in our Bakken play.
Gain on commodity price risk management activities. Primarily due to the decrease in NYMEX crude oil prices at June 30, 2013 as compared to December 31, 2012, we incurred a total gain on our price risk management activities of $6.9 million for the six months ended June 30, 2013 as compared to a gain of $72.2 million for the six months ended June 30, 2012. This gain is a result of our hedging program used to mitigate our exposure to commodity price fluctuations. This gain was comprised of approximately $3.2 million of realized gains for transactions that were settled during the first half of 2013 and $3.7 million of unrealized gains for the mark-to-market of forward transactions. The unrealized gain is a non-cash adjustment for the value of our risk management transactions at June 30, 2013. These transactions will continue to change in value until the transactions are settled and we will likely add to our hedging program. Therefore, we expect our net income to reflect the volatility of commodity price forward markets. Our cash flows will only be affected upon settlement of the transactions at the current market prices at that time.
Interest income (expense), net. For the six months ended June 30, 2013, we recognized interest expense of approximately $29.6 million, as compared to $8.2 million for the six months ended June 30, 2012.
We incurred interest expense for the six months ended June 30, 2013 and 2012 of approximately $43.8 million and $28.5 millions, respectively, related to the credit facilities and our Senior Notes. Included in interest expense for the six months ended June 30, 2013 and 2012 was the amortization of deferred financing costs and bond premium of $1.7 million and $1.3 million, respectively. Additionally, in the first quarter of 2012, we recognized a $3.0 million prepayment penalty for the early termination of the second lien credit agreement. For the six months ended June 30, 2013 and 2012, we capitalized interest costs of $15.9 million and $24.5 million, respectively.
Income tax expense. As discussed in Note 5—Income Taxes under Item 1 in this Quarterly Report, through March 31, 2012, we had a full valuation allowance against our U.S. and Canada net deferred tax assets. During the second quarter of 2012, we concluded that it was appropriate to reverse the U.S. valuation allowance, but retained a full valuation allowance on our Canadian net deferred tax assets. For the six months ended June 30, 2013 and 2012, we recognized income tax expense of $38.9 million and $25.9 million, respectively.

Net income. Net income decreased by $31.1 million to $63.7 million for the six months ended June 30, 2013, from $94.8 million for the same period in 2012. This decrease was primarily the result of a $65.3 million decrease in the gain recognized on our commodity price risk management activities for the six months ended June 30, 2013 as compared to the same period in 2012. To a lesser extent, this decrease was impacted by the increases in interest expense and income taxes of $21.4 million and $13.0 million, respectively, for the six months ended June 30, 2013 as compared to the same period in 2012. However, offsetting this decrease was an increase in operating income of $69.9 million for the six months ended June 30, 2013 as compared to the same period in 2012.

Commitments and Contingencies

For a discussion of our commitments and contingencies, please refer to Note 11-Commitments and Contingencies under item 1 in this Quarterly Report, which is incorporated herein by reference.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet arrangements, as such term is defined in Item 303(a)(4)(ii) of Regulation S-K, at June 30, 2013 and December 31, 2012.

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Certain of the Company’s accounting policies are considered critical, as these policies are the most important to the depiction of the Company’s financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. A summary of the Company’s significant accounting policies is included in Note 2—Basis of Presentation and Significant Accounting Policies to the Company’s consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2012, as well as in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in such Form 10-K. There have been no significant changes in the Company’s application of its critical accounting policies during the first half of 2013.

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

The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. Our wholly‑-owned subsidiary, Kodiak Oil & Gas (USA) Inc., is currently a party to derivative contracts with eight counterparties, and the Company is a guarantor of Kodiak Oil & Gas (USA) Inc. The Company has netting arrangements with the counterparties that provide for the offset of payables against receivables from separate derivative arrangements with the counterparties in the event of contract termination. Although the instruments are valued using indices published by established exchanges, the instruments are traded directly with the counterparties. The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement.

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

The Company’s commodity derivative contracts as of June 30, 2013 are summarized below:

Collars	Basis(1)	Quantity (Bbl/d)	Strike Price ($/Bbl)
Jul 1, 2013—Dec 31, 2013	NYMEX	500	$85.00 - $117.00
Jul 1, 2013—Dec 31, 2015	NYMEX	300 - 425	$85.00 - $102.75

Swaps	Basis(1)	Average Quantity (Bbl/d)	Average Swap Price ($/Bbl)
2013 Total	NYMEX	18,105	$95.64
2014 Total	NYMEX	14,800	$91.67
2015 Total	NYMEX	1,625	$87.13

Subsequent to June 30, 2013, the Company entered into additional commodity derivative contracts as summarized below:

Contract Type	Basis (1)	Quantity (Bbl/d)	Swap Price ($/Bbl)	Term
Swap	NYMEX	500	$96.63	Jul 1, 2013—Dec 31, 2013
Swap	NYMEX	1,000	$96.78	Jul 1, 2013—Dec 31, 2013
Swap	NYMEX	500	$96.70	Jul 1, 2013—Dec 31, 2013
Swap	NYMEX	500	$91.00	Jan 1, 2014—Dec 31, 2014
Swap	NYMEX	500	$91.00	Jan 1, 2014—Dec 31, 2014

(1)	NYMEX refers to quoted prices on the New York Mercantile Exchange

We determine the estimated fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, the credit rating of each counterparty, and the Company’s own credit rating. The Company also performs an internal valuation to ensure the reasonableness of third‑party quotes. In consideration of counterparty credit risk, the Company assessed the possibility of whether the counterparty to the derivative would default by failing to make any contractually required payments. Additionally, the Company considers that it is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions. For further details regarding our derivative contracts please refer to Note 6 —Commodity Derivative Instruments under Item 1 in this Quarterly Report.

Interest Rate Risk

At June 30, 2013, we had $800.0 million outstanding under our 2019 Notes due December 1, 2019 at a fixed interest rate of 8.125% as well as $350.0 million outstanding under our 2021 Notes due January 15, 2021 at a fixed interest rate of 5.50%.

In addition, as of June 30, 2013, we had (i) $550 million available to us under our credit facility, of which, $291.0 million was drawn at June 30, 2013. The credit facility bears interest at variable rates. Assuming we had the maximum amount outstanding at June 30, 2013 under our credit facility of $550 million, a 1.0% increase in interest rates would result in additional annualized interest expense of $5.5 million.

For a detailed discussion of the foregoing credit arrangements, including a discussion of the applicable interest rates, please refer to Note 4-Long-Term Debt under Item 1 in this Quarterly Report.

ITEM 4. CONTROLS AND PROCEDURES
Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2013. On the basis of this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

4.1
Supplemental Indenture, dated as of July 30, 2013, among Kodiak Oil & Gas Corp., Kodiak Williston, LLC, KOG Finance, LLC, U.S. Bank National Association and Computershare Trust Company of Canada, to the Indenture, dated as of November 23, 2011, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., U.S. Bank National Association and Computershare Trust Company of Canada

4.2
Supplemental Indenture, dated as of July 30, 2013, among Kodiak Oil & Gas Corp., Kodiak Williston, LLC, KOG Finance, LLC, U.S. Bank National Association and Computershare Trust Company of Canada, to the Indenture, dated as of January 15, 2013, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., U.S. Bank National Association and Computershare Trust Company of Canada

23.1	Consent of Netherland, Sewell & Associates, Inc.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

99.1	Reserve Estimate Report of Netherland, Sewell & Associates, Inc.

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

KODIAK OIL & GAS CORP.

August 1, 2013	By:	/s/ LYNN A. PETERSON
Lynn A. Peterson
President and Chief Executive Officer
(principal executive officer)

August 1, 2013	By:	/s/ JAMES P. HENDERSON
James P. Henderson
Chief Financial Officer
(principal financial and accounting officer)