Form 10-Q
period 2013-09-30
Kodiak Oil & Gas Corp
filed 2013-10-31
CIK 1322866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
266,026,558 shares, no par value, of the Registrant’s common stock were issued and outstanding as of October 30, 2013

KODIAK OIL & GAS CORP.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KODIAK OIL & GAS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$18,318	$24,060
Accounts receivable
Trade	94,791	35,565
Accrued sales revenues	118,240	59,875
Commodity price risk management asset	—	10,864
Inventory, prepaid expenses and other	13,906	17,210
Total Current Assets	245,255	147,574

Oil and gas properties (full cost method), at cost:
Proved oil and gas properties	3,284,226	2,007,442
Unproved oil and gas properties	692,380	457,888
Equipment and facilities	27,580	20,954
Less-accumulated depletion, depreciation, amortization, and accretion	(505,758)	(290,094)
Net oil and gas properties	3,498,428	2,196,190

Commodity price risk management asset	1,475	2,850
Property and equipment, net of accumulated depreciation of $1,687 at September 30, 2013 and $1,113 at December 31, 2012	3,085	1,846
Deferred financing costs, net of amortization of $21,461 at September 30, 2013 and $17,995 at December 31, 2012	42,071	25,176

Total Assets	$3,790,314	$2,373,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$294,623	$190,596
Accrued interest payable	30,473	6,090
Commodity price risk management liability	29,005	304
Total Current Liabilities	354,101	196,990

Noncurrent Liabilities:
Credit facility	638,000	295,000
Senior notes, net of accumulated amortization of bond premium of $858 at September 30, 2013 and $378 at December 31, 2012	1,555,142	805,622
Commodity price risk management liability	1,054	4,288
Deferred tax liability, net	85,200	26,800
Asset retirement obligations	13,927	9,064
Total Noncurrent Liabilities	2,293,323	1,140,774

Total Liabilities	2,647,424	1,337,764

Stockholders’ Equity:
Common stock—no par value; unlimited authorized
Issued and outstanding: 266,026,558 shares as of September 30, 2013 and 265,273,314 shares as of December 31, 2012	1,020,852	1,008,678
Retained earnings	122,038	27,194
Total Stockholders’ Equity	1,142,890	1,035,872

Total Liabilities and Stockholders’ Equity	$3,790,314	$2,373,636
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KODIAK OIL & GAS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Oil sales	$286,832	$106,798	$606,044	$266,002
Gas sales	12,760	5,342	32,076	11,842
Total revenues	299,592	112,140	638,120	277,844

Operating expenses:
Oil and gas production	59,132	22,950	132,654	57,450
Depletion, depreciation, amortization and accretion	97,094	43,720	216,888	104,204
General and administrative	12,560	9,126	33,188	25,166
Total operating expenses	168,786	75,796	382,730	186,820

Operating income	130,806	36,344	255,390	91,024

Other income (expense):
Gain (loss) on commodity price risk management activities, net	(60,108)	(31,652)	(53,185)	40,580
Interest income (expense), net	(21,049)	(6,390)	(50,644)	(14,558)
Other income	1,001	1,194	1,683	3,186
Total other income (expense)	(80,156)	(36,848)	(102,146)	29,208

Income (loss) before income taxes	50,650	(504)	153,244	120,232

Income tax expense (benefit)	19,500	(3,980)	58,400	21,940

Net income	$31,150	$3,476	$94,844	$98,292

Earnings per common share:
Basic	$0.12	$0.01	$0.36	$0.37
Diluted	$0.12	$0.01	$0.35	$0.37

Weighted average common shares outstanding:
Basic	265,733,881	263,756,896	265,500,414	263,332,764
Diluted	268,566,065	267,403,802	267,992,098	267,532,393

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KODIAK OIL & GAS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$94,844	$98,292
Reconciliation of net income to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	216,888	104,204
Amortization of deferred financing costs and debt premium	2,985	1,900
(Gain) loss on commodity price risk management activities, net	53,185	(40,580)
Settlements on commodity derivative instruments	(15,479)	4,192
Stock‑based compensation	11,105	7,855
Deferred income taxes	58,400	21,940
Changes in current assets and liabilities:
Accounts receivable‑trade	(59,226)	(10,090)
Accounts receivable‑accrued sales revenue	(58,365)	(26,114)
Prepaid expenses and other	(1,159)	7,860
Accounts payable and accrued liabilities	57,974	14,413
Accrued interest payable	24,383	16,040
Cash held in escrow	—	3,343
Net cash provided by operating activities	385,535	203,255

Cash flows from investing activities:
Acquired oil and gas properties and facilities	(759,025)	(588,420)
Oil and gas properties	(767,814)	(527,019)
Sale of oil and gas properties	87,370	2,752
Equipment, facilities and other	(8,338)	(8,160)
Well equipment inventory	(17,179)	(29,920)
Cash held in escrow	—	30,000
Net cash used in investing activities	(1,464,986)	(1,120,767)

Cash flows from financing activities:
Borrowings under credit facility	1,194,875	200,000
Repayments under credit facility	(851,875)	(185,000)
Proceeds from the issuance of senior notes	750,000	156,000
Proceeds from the issuance of common shares	2,283	1,870
Purchase of common shares	(1,214)	—
Cash held in escrow	—	670,615
Debt and share issuance costs	(20,360)	(5,827)
Net cash provided by financing activities	1,073,709	837,658

Increase (decrease) in cash and cash equivalents	(5,742)	(79,854)

Cash and cash equivalents at beginning of the period	24,060	81,604

Cash and cash equivalents at end of the period	$18,318	$1,750

Supplemental cash flow information:
Oil & gas property included in accounts payable and accrued liabilities	$201,438	$124,155
Oil & gas property acquired through common stock	$—	$49,798
Cash paid for interest	$48,912	$32,354
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

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of oil and gas reserves, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of assumptions, judgments and estimates include (1) oil and gas reserves; (2) cash flow estimates used in the ceiling test of oil and natural gas properties; (3) depreciation, depletion and amortization; (4) asset retirement obligations; (5) assigning fair value and allocating purchase price in connection with business combinations; (6) accrued revenue and related receivables; (7) valuation of commodity derivative instruments; (8) accrued liabilities; (9) valuation of share-based payments and (10) income taxes. Although management believes these estimates are reasonable, actual results could differ from these estimates. The Company evaluates its estimates on an on-going basis and bases its estimates on historical experience and on various other assumptions the Company believes to be reasonable under the circumstances. Although actual results may differ from these estimates under different assumptions or conditions, the Company believes that its estimates are reasonable.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-11 (“ASU 2011-11”), Balance Sheet: Disclosures about Offsetting Assets and Liabilities which applies to certain items in the statement of financial position (balance sheet), and was further clarified in January 2013 by ASU 2013-01, Balance Sheet: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarified the scope of ASU 2011-11 to derivative instruments, repurchase agreements and securities lending transactions. The effective date for the amendments is for annual periods beginning after January 1, 2013, and interim periods within those annual periods. ASU 2011-11 requires disclosures of the gross and net amounts for items eligible for offset in the balance sheet. The Company records its derivative financial instruments on a net basis by contract. The adoption of this standard had no impact on the Company’s financial position or results of operations, but did require enhanced disclosures regarding derivative instruments. Please refer to Note 6 - Commodity Derivative Instruments for the enhanced disclosures.

Other accounting standards that have been issued or proposed by the FASB, or other standards-setting bodies, that do not require adoption until a future date, are not expected to have a material impact on the financial statements upon adoption.

Note 3—Acquisitions and Divestitures

July 2013 Acquisition

On July 12, 2013, the Company's subsidiary, Kodiak Williston, LLC, acquired an unaffiliated oil and gas company’s interests in approximately 42,000 net acres of Williston Basin leaseholds, and related producing properties located primarily in McKenzie and southern Williams Counties, North Dakota, along with various other related rights, permits, contracts, equipment and other assets, including the assignment and assumption of a drilling rig contract (the "July 2013 Acquisition"). The seller received aggregate consideration of approximately $731.8 million in cash. The effective date for the acquisition was March 1, 2013, with purchase price adjustments calculated as of the closing date on July 12, 2013. The acquisition provided strategic additions adjacent to the Company's core project area. The acquisition contributed revenue of $40.4 million to Kodiak for both the three and nine months ended September 30, 2013. The acquisition contributed no revenue to Kodiak for the three and nine months ended September 30, 2012. Transaction costs related to the acquisition incurred through September 30, 2013 were approximately $185,000 and are recorded in the statement of operations within the general and administrative expenses line item. The Company estimates an additional $20,000 of transaction costs will be incurred in the fourth quarter of 2013.

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

Purchase Price	July 12, 2013
Consideration Given
Cash from credit facility	$731,785

Total consideration given	$731,785

Allocation of Purchase Price
Proved oil and gas properties	$393,917
Unproved oil and gas properties	317,980
Total fair value of oil and gas properties acquired	$711,897

Working capital	$22,115
Asset retirement obligation	(2,227)

Fair value of net assets acquired	$731,785

Working capital acquired was estimated as follows:
Accounts receivable	$60,418
Accrued liabilities	(38,303)

Total working capital	$22,115

Pro Forma Financial Information

The following unaudited pro forma financial information represents the combined results for the Company and the properties acquired in July 2013 for the for the three and nine months ended September 30, 2013 and 2012 as if the acquisition had occurred on January 1, 2012 (in thousands, except per share data). For purposes of the pro forma it was assumed that the credit facility was utilized on January 1, 2012. The pro forma information includes the effects of adjustments for depletion, depreciation, amortization and accretion expense of $1.0 million and $23.5 million for the three and nine months ended September 30, 2013, respectively, as compared to $9.3 million and $14.2 million for the three and nine months ended September 30, 2012, respectively. The pro forma information includes the effects of adjustments for amortization of financing costs of $26,000 and $434,000 for the three and nine months ended September 30, 2013, respectively, as compared to $204,000 and $612,000 for the three and nine months ended September 30, 2012, respectively. The pro forma information includes the effects of the incremental interest expense on acquisition financing of $600,000 and $5.5 million for the three and nine months ended September 30, 2013, respectively, as compared to $3.9 million and $13.8 million for the three and nine months ended September 30, 2012, respectively. The pro forma financial information includes total capitalization of interest expense of $9.7 million and $29.9 million for the three and nine months ended September 30, 2013, respectively as compared to $11.9 million and $35.7 million for the three and nine months ended September 30, 2012, respectively. The pro forma information includes the effects of adjustments for income tax expense of $480,000 and $12.5 million for the three and nine months ended September 30, 2013, respectively, as compared to $4.6 million and $4.7 million for the three and nine months ended September 30, 2012, respectively. The pro forma results do not include any cost savings or other synergies that may result from the acquisition or any estimated costs that have been or will be incurred by the Company to integrate the properties acquired. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the period, nor are they necessarily indicative of future results.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenues	$302,692	$144,025	$724,060	$329,860
Net income	$31,935	$11,020	$115,225	$105,946

Earnings per common share
Basic	$0.12	$0.04	$0.43	$0.40
Diluted	$0.12	$0.04	$0.43	$0.40

Other Acquisitions, Divestitures, and Trades

During the third quarter of 2013, through various trades, acquisitions and divestitures, the Company divested approximately 3,700 net acres in the Williston Basin. As a result of certain acquisitions that were accounted for as Business Combinations, the Company recorded $41.8 million to proved properties and $4.1 million to unproved properties based on the estimated values of assets acquired and liabilities assumed. These acquisitions contributed no material revenue to Kodiak for the three and nine months ended September 30, 2013 and contributed no revenue to Kodiak for the three and nine months ended September 30, 2012. As these acquisitions were deemed insignificant, no pro forma financial information is provided. Net proceeds from all of the acquisitions and divestitures were approximately $36.7 million and the gross value of the non-monetary transactions was not significant. As a result of these transactions, the Company was able to divest or trade out of non-operated units and increase its working interest in operated units.

Note 4—Long-Term Debt

As of the dates indicated, the Company’s long-term debt consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Credit Facility due April 2018	$638,000	$295,000
2019 Notes due December 2019	800,000	800,000
Unamortized Premium on 2019 Notes	5,142	5,622
2021 Notes due January 2021	350,000	—
2022 Notes due February 2022	400,000	—
Total Long-Term Debt	$2,193,142	$1,100,622
Less: Current Portion of Long-Term Debt	—	—
Total Long-Term Debt, Net of Current Portion	$2,193,142	$1,100,622

Credit Facility

Kodiak Oil & Gas (USA) Inc. (the “Borrower”), a wholly-owned subsidiary of Kodiak Oil & Gas Corp., has in place a credit facility with a syndicate of banks. The credit facility matures on April 2, 2018. As of September 30, 2013, the maximum credit available under the credit facility was $1.5 billion with a borrowing base and aggregate commitment of $1.1 billion. Redetermination of the borrowing base occurs semi-annually, on April 1 and October 1. Additionally, the Company may elect a redetermination of the borrowing base one time during any six month period. On July 12, 2013, in conjunction with the July 2013 Acquisition, the Company entered into an amendment with its lenders increasing the borrowing base on its credit facility to $1.1 billion. In connection with the issuance of the 2022 Notes (as discussed below), the lenders under the Company’s credit facility agreed to waive provisions that would have otherwise resulted in a reduction in the borrowing base under the credit facility upon consummation of the offering.

Interest on the credit facility is payable at one of the following two variable rates: the alternate base rate for ABR loans or the adjusted LIBO rate for Eurodollar loans, as selected by the Company, plus an additional percentage that can vary on a daily basis and is based on the daily unused portion of the credit facility. This additional percentage is referred to as the “Applicable Margin” and varies depending on the type of loan. As of the date of this filing, the Applicable Margin for the ABR loans is a sliding scale of 0.50% to 1.50%, depending on borrowing base usage. The Applicable Margin on the adjusted LIBO rate is a sliding scale of 1.50% to 2.50%, depending on borrowing base usage. Additionally, the credit facility provides for a commitment fee of 0.375% to 0.50%, depending on borrowing base usage. The grid below shows the Applicable Margin options depending on the applicable Borrowing Base Utilization Percentage (as defined in the credit facility) as of the date of this filing:

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

The credit facility also contains financial covenants requiring the Borrower to comply with a current ratio of consolidated current assets (including unused borrowing capacity) to consolidated current liabilities of not less than 1.0 to 1.0 and to maintain on the last day of each quarter, a ratio of total debt to EBITDAX of not greater than 4.0 to 1.0 at the end of each fiscal quarter. The Company was in compliance with all financial covenants under the credit facility as of September 30, 2013, and through the filing of this report.

As of September 30, 2013, the Company had $638.0 million in outstanding borrowings under the credit facility and as such, the available credit under the credit facility at that date was $462.0 million. Subsequent to September 30, 2013, the Company made additional borrowings of $40.0 million, bringing the outstanding balance as of the date of this filing under the credit facility to $678.0 million. Any borrowings under the credit facility are collateralized by the Borrower's oil and gas producing properties, the Borrower's personal property and the equity interests of the Borrower held by the Company. Borrowings under the credit facility are also guaranteed by the Company's subsidiaries other than the Borrower. The Company has entered into crude oil hedging transactions with several counterparties that are also lenders under the credit facility. The Company’s obligations under these hedging contracts are secured by the credit facility.

Second Lien Credit Agreement

On January 10, 2012, the Company terminated its second lien credit agreement and repaid the $100.0 million of outstanding debt, and incurred a $3.0 million prepayment penalty in connection therewith. The Company recorded the $3.0 million prepayment penalty in the first quarter of 2012 within the interest income (expense), net line item of the statements of operations.

Senior Notes

In November 2011, the Company issued at par $650.0 million principal amount of 8.125% Senior Notes due December 1, 2019 and in May 2012, the Company issued at a price of 104.0% of par an additional $150.0 million aggregate principal amount of 8.125% Senior Notes due December 1, 2019 (the “2019 Notes”). The 2019 Notes bear an annual interest rate of 8.125%. The interest on the 2019 Notes is payable on June 1 and December 1 of each year. The issuance of the 2019 Notes resulted in aggregate net proceeds of approximately $784.2 million after deducting discounts and fees. The Company used the proceeds from the 2019 Notes to fund its acquisition program and repay outstanding borrowings under its credit facility and second lien credit agreement and for general corporate purposes.

In January 2013, the Company issued at par $350.0 million principal amount of 5.50% Senior Notes due January 15, 2021 (the "2021 Notes"). The 2021 Notes bear an annual interest rate of 5.50%. The interest on the 2021 Notes is payable on January 15 and July 15 of each year. The Company received net proceeds of approximately $343.1 million after deducting discounts and fees. All of the net proceeds from the 2021 Notes were used to repay borrowings on the Company's credit facility.

In July 2013, the Company issued at par $400.0 million principal amount of 5.50% Senior Notes due February 1, 2022 (the "2022 Notes" and together with the 2019 Notes and 2021 Notes, the "Senior Notes"). The 2022 Notes bear an annual interest rate of 5.50%. The interest on the 2022 Notes is payable on February 1 and August 1 of each year commencing on February 1, 2014. The Company received net proceeds of approximately $391.8 million after deducting discounts and fees. All of the net proceeds from the 2022 Notes were used to repay borrowings on the Company's credit facility.

The 2019 Notes and 2021 Notes were issued under separate indentures among the Company, Kodiak Oil & Gas (USA) Inc., as guarantor, U.S. Bank National Association, as trustee, and Computershare Trust Company of Canada, as Canadian trustee (the “2019 Indenture” and the “2021 Indenture”, respectively). The 2022 Notes were issued under an indenture among the Company, Kodiak Oil & Gas (USA) Inc., Kodiak Williston, LLC and KOG Finance, LLC (collectively, the “Guarantors”), U.S. Bank National Association, as trustee, and Computershare Trust Company of Canada, as Canadian trustee (the “2022 Indenture”, and together with the 2019 Indenture and the 2021 Indenture, the “Indentures”). In July 2013, the Kodiak Williston, LLC and KOG Finance, LLC entered into Supplemental Indentures to the 2019 Indenture and 2021 Indenture to guarantee the 2019 Notes and 2021 Notes. The Indentures contain affirmative and negative covenants that, among other things, limit the Company's and the Guarantors' ability to make investments; incur additional indebtedness or issue preferred stock; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of the assets of the Company; engage in transactions with the Company's affiliates; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; and create unrestricted subsidiaries. The Indentures also contain customary events of default. Upon the occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. The Company was in compliance with all financial covenants under the Indentures as of September 30, 2013, and through the filing of this report.

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

On November 16, 2012, the Company closed a registered exchange offer with respect to the 2019 Notes pursuant to which all of the holders of the privately placed 2019 Notes exchanged their notes for SEC-registered 2019 Notes. With respect to the 2021 Notes and 2022 Notes, the Company must either (1) file an exchange offer registration statement to allow the holders to exchange the Senior Notes for SEC-registered notes and (2) file, under certain circumstances, a shelf registration statement to cover resales of the 2021 Notes and/or the 2022 Notes. If the Company were to fail to complete the registered exchange offer or the shelf registration statement were not to be declared effective within specified time periods, the Company would be required to pay liquidated damages by way of additional interest on the 2021 Notes and/or the 2022 Notes. On September 20, 2013, the Company filed a registration statement on Form S-4 (No. 333-191281) in accordance with the registration rights agreements associated with the privately placed 2021 Notes and 2022 Notes. The SEC declared the registration statement effective on October 29, 2013. On October 30, 2013, the Company commenced registered exchange offers pursuant to which all holders of the privately placed 2021 Notes and 2022 Notes may exchange their notes for registered 2021 Notes and 2022 Notes, respectively. The Company expects to close each exchange offer on December 2, 2013.

Deferred Financing Costs

As of September 30, 2013, the Company had deferred financing costs of $42.1 million related to its credit facility and Senior Notes. Deferred financing costs include origination, legal, engineering, and other fees incurred in connection with the Company’s credit facility and Senior Notes. For the three and nine months ended September 30, 2013, the Company recorded amortization expense of $1.4 million and $3.5 million, respectively, as compared to $794,000 and $2.1 million for the three and nine months ended September 30, 2012, respectively.

Interest Incurred On Long-Term Debt

For the three and nine months ended September 30, 2013, the Company incurred interest expense on long-term debt of $29.5 million and $73.3 million, respectively, as compared to $17.0 million and $45.4 million for the three and nine months ended September 30, 2012, respectively. Of the total interest incurred, the Company capitalized interest costs of $9.7 million and $25.6 million for the three and nine months ended September 30, 2013, respectively, as compared to $11.2 million and $35.7 million for the three and nine months ended September 30, 2012, respectively. Additionally, for the three and nine months ended September 30, 2013, interest expense was reduced for the amortization of the bond premium in the amounts of $163,000 and $480,000, respectively, as compared to $151,000 and $224,000 for the three and nine months ended September 30, 2012, respectively.

Note 5—Income Taxes

The Company computes its quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to its year-to-date income or loss plus any significant unusual or infrequently occurring items recorded in the interim period. The effective income tax rate for the nine months ended September 30, 2013 and 2012 was 38.1% and 18.3% respectively. The Company's effective income tax rate for the nine months ended September 30, 2013 differed from the U.S. statutory rate of 35% primarily due to state income taxes, estimated permanent differences and a valuation allowance applied to the foreign jurisdiction loss. The Company's effective income tax rate for the nine months ended September 30, 2012 differed from the U.S. statutory rate of 35% due to state income tax, estimated permanent differences, and primarily due to the release of the U.S valuation allowance against its U.S. deferred tax assets.

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

Accounting for Uncertainty in Income Taxes

As of September 30, 2013, the Company believes that it has no liability for uncertain tax positions. If the Company were to determine there were any uncertain tax positions, the Company would recognize the liability and related interest and penalties within income tax expense. As of September 30, 2013, the Company had no provision for interest or penalties related to uncertain tax positions. The Company files income tax returns in Canada and U.S. federal jurisdiction and various states. There are currently no Canadian or U.S. federal or state income tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service, state or local tax authorities for tax years ended on or before December 31, 2009 or Canadian tax examinations by the Canadian Revenue Agency for tax years ended on or before December 31, 2002. Although certain tax years are closed under the statute of limitations, tax authorities can still adjust tax losses being carried forward to open tax years.

Note 6—Commodity Derivative Instruments

Through its wholly‑owned subsidiary Kodiak Oil & Gas (USA) Inc., the Company has entered into commodity derivative instruments, as described below. The Company has utilized swaps and “no premium” collars to reduce the effect of price changes on a portion of the Company's future oil production. A collar requires the Company to pay the counterparty if the settlement price is above the ceiling price and requires the counterparty to pay the Company if the settlement price is below the floor price. A swap requires the Company to pay the counterparty if the settlement price exceeds the strike price and the same counterparty is required to pay the Company if the settlement price is less than the strike price. The objective of the Company’s use of derivative financial instruments is to achieve more predictable cash flows in an environment of volatile oil and gas prices and to manage its exposure to commodity price risk. While the use of these derivative instruments limits the downside risk of adverse price movements, such use may also limit the Company’s ability to benefit from favorable price movements. The Company may, from time to time, add incremental derivatives to hedge additional production, restructure existing derivative contracts or enter into new transactions to modify the terms of current contracts in order to realize the current value of the Company’s existing positions. The Company does not enter into derivative contracts for speculative purposes.

The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. The Company’s derivative contracts are currently with nine counterparties. The Company has netting arrangements with the counterparties that provide for the offset of payables against receivables from separate derivative arrangements with the counterparties in the event of contract termination. The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement.

The Company’s commodity derivative instruments are measured at fair value and are included in the accompanying balance sheets as commodity price risk management assets and liabilities. The Company has not designated any of its derivative contracts as fair value or cash flow hedges. Therefore, the Company does not apply hedge accounting to its commodity derivative instruments. Net gains and losses on commodity price risk management activities are recorded based on the changes in the fair values of the derivative instruments. Net gains and losses on commodity price risk management activities are recorded in the commodity price risk management activities line on the consolidated statements of income. The Company’s cash flow is only impacted when the actual settlements under the commodity derivative contracts result in making or receiving a payment to or from the counterparty. These settlements under the commodity derivative contracts are reflected as operating activities in the Company’s consolidated statements of cash flows.

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

The Company’s commodity derivative contracts as of September 30, 2013 are summarized below:

Collars	Basis(1)	Quantity (Bbl/d)	Strike Price ($/Bbl)
Oct 1, 2013—Dec 31, 2013	NYMEX	500	$85.00 - $117.00
Oct 1, 2013—Dec 31, 2015	NYMEX	300 - 425	$85.00 - $102.75

Swaps	Basis (1)	Average Quantity (Bbl/d)	Average Swap Price ($/Bbl)
Oct 1, 2013—Dec 31, 2013	NYMEX	22,105	$96.82
2014 Total	NYMEX	19,800	$92.73
2015 Total	NYMEX	1,625	$87.13

Subsequent to September 30, 2013, the Company entered into additional commodity derivative contracts as summarized below:

Contract Type	Basis (1)	Average Quantity (Bbl/d)	Average Swap Price ($/Bbl)	Term
Swap	NYMEX	4,000	$96.07	Jan 1, 2014—Dec 31, 2014
Swap	NYMEX	2,000	$90.08	Jan 1, 2015—Dec 31, 2015

(1)	NYMEX refers to quoted prices on the New York Mercantile Exchange

The following tables detail the fair value of the Company's derivative instruments, including the gross amounts and adjustments made to net the derivative instruments for the presentation in the consolidated balance sheet (in thousands):

		As of September 30, 2013
Underlying Commodity	Location on Balance Sheet	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Consolidated Balance Sheet
Crude oil derivative contract	Current assets	$4,113	$(4,113)	$—
Crude oil derivative contract	Noncurrent assets	$4,151	$(2,676)	$1,475
Crude oil derivative contract	Current liabilities	$33,118	$(4,113)	$29,005
Crude oil derivative contract	Noncurrent liabilities	$3,730	$(2,676)	$1,054

		As of December 31, 2012
Underlying Commodity	Location on Balance Sheet	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Consolidated Balance Sheet
Crude oil derivative contract	Current assets	$16,911	$(6,047)	$10,864
Crude oil derivative contract	Noncurrent assets	$5,455	$(2,605)	$2,850
Crude oil derivative contract	Current liabilities	$6,352	$(6,048)	$304
Crude oil derivative contract	Noncurrent liabilities	$6,893	$(2,605)	$4,288

The Company recognized net losses on commodity price risk management activities of $60.1 million and $53.2 million for the three and nine months ended September 30, 2013, respectively. The Company recognized a net loss on commodity price risk management activities of $31.7 million for the three months ended September 30, 2012 and a net gain on commodity price risk management activities of $40.6 million for the nine months ended September 30, 2012.

Note 7—Asset Retirement Obligations

The Company follows accounting for asset retirement obligations in accordance with ASC 410, Asset Retirement and Environmental Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The Company’s asset retirement obligations primarily represent the estimated present value of the amounts expected to be incurred to plug, abandon and remediate producing and shut-in wells at the end of their productive lives in accordance with applicable state and federal laws. The Company determines the estimated fair value of its asset retirement obligations by calculating the present value of estimated cash flows related to plugging and abandonment liabilities. The significant inputs used to calculate such liabilities include estimates of costs to be incurred, the Company’s credit adjusted discount rates, inflation rates and estimated dates of abandonment. The asset retirement liability is accreted to its present value each period and the capitalized asset retirement costs are depleted as a component of the full cost pool using the units-of-production method. The Company's asset retirement obligation is summarized below (in thousands):

	For the Nine Months Ended September 30, 2013	For the Year Ended December 31, 2012
Balance beginning of period	$9,064	$3,627
Liabilities incurred or acquired	4,802	4,537
Liabilities settled	(671)	(58)
Revisions in estimated cash flows	—	405
Accretion expense	732	553
Balance end of period	$13,927	$9,064

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

The Company’s non-recurring fair value measurements include asset retirement obligations, please refer to Note 7 - Asset Retirement Obligations, and the purchase price allocations for the fair value of assets and liabilities acquired through business combinations, please refer to Note 3 - Acquisitions and Divestitures.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013 by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at September 30, 2013 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Commodity price risk management asset	$—	$1,475	$—	$1,475

Financial Liabilities:
Commodity price risk management liability	$—	$30,059	$—	$30,059

Commodity Derivative Instruments

The Company determines its estimate of the fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, the credit rating of each counterparty, and the Company’s own credit rating. In consideration of counterparty credit risk, the Company assessed the possibility of whether each counterparty to the derivative would default by failing to make any contractually required payments. Additionally, the Company considers that it is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions. At September 30, 2013 and December 31, 2012, derivative instruments utilized by the Company consist of both “no premium” collars and swaps. The crude oil derivative markets are highly active. Although the Company’s derivative instruments are valued using public indices, the instruments themselves are traded with third‑party counterparties and are not openly traded on an exchange. As such, the Company has classified these instruments as Level 2.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, commodity derivative instruments (discussed above) and long-term debt. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are representative of their fair values due to their short-term maturities. The carrying amount of the Company’s credit facility approximated fair value as it bears interest at variable rates over the term of the loan. The fair value of the 2019 Notes, 2021 Notes and the 2022 Notes was derived from available market data. As such, the Company has classified these Senior Notes as Level 2. This disclosure (in thousands) does not impact the Company's financial position, results of operations or cash flows.

	At September 30, 2013		At December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit facility	$638,000	$638,000	$295,000	$295,000
2019 Notes	$805,142	$876,000	$805,622	$890,000
2021 Notes	$350,000	$344,750	$—	$—
2022 Notes	$400,000	$392,000	$—	$—

Note 9—Share Based Payments

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

Stock Options

Total compensation expense related to the stock options of $2.0 million and $5.7 million was recognized for the three and nine months ended September 30, 2013, respectively, as compared to $1.7 million and $4.7 million for the three and nine months ended September 30, 2012. As of September 30, 2013, there was $8.0 million of total unrecognized compensation cost related to stock options, which is expected to be amortized over a weighted average period of 1.8 years.

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

	For the Nine Months Ended September 30, 2013	For the Year Ended December 31, 2012
Risk free rates	0.88 - 2.14%	0.78-1.48%
Dividend yield	—%	—%
Expected volatility	81.13 - 85.08%	85.23 - 90.25%
Weighted average expected stock option life	5.78 years	5.85 years

The weighted average fair value at the date of grant for stock options granted is as follows:

Weighted average fair value per share	$6.48	$6.58
Total options granted	1,537,400	1,159,500
Total weighted average fair value of options granted	$9,962,352	$7,629,510
A summary of the stock options outstanding is as follows:

	Number of Options	Weighted Average Exercise Price
Balance outstanding at January 1, 2013:	5,705,951	$4.83

Granted	1,537,400	$9.30
Canceled	(652,952)	$6.82
Exercised	(717,244)	$4.33

Balance outstanding at September 30, 2013:	5,873,155	$5.85

Options exercisable at September 30, 2013:	3,519,488	$4.01

The following table summarizes information about stock options outstanding at September 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.36-$2.00	738,448	2.1	$0.91	738,448	2.1	$0.91
$2.01-$4.00	1,671,207	4.3	$3.04	1,671,207	4.3	$3.04
$4.01-$6.00	318,000	7.6	$5.06	174,000	7.5	$5.10
$6.01-$8.00	944,000	7.5	$6.80	490,000	6.9	$6.63
$8.01-$10.00	1,945,000	8.9	$9.17	439,000	8.2	$9.50
$10.01-$11.50	256,500	9.8	$10.62	6,833	8.5	$10.11
	5,873,155	6.5	$5.85	3,519,488	4.9	$4.01

The aggregate intrinsic value of outstanding and vested options as of September 30, 2013 was $28.3 million based on the Company’s September 30, 2013 closing common stock price of $12.06. This amount would have been received by the option holders had all option holders exercised their options as of that date. The total grant date fair value of the shares vested during the nine months ended September 30, 2013 was $5.4 million.

Restricted Stock Units and Restricted Stock

Total compensation expense related to restricted stock units (“RSUs”) and restricted stock of $1.9 million and $5.4 million was recognized for the three and nine months ended September 30, 2013, respectively, as compared to $1.1 million and $3.2 million for the three and nine months ended September 30, 2012, respectively. As of September 30, 2013, there was $7.8 million of total unrecognized compensation cost related to the RSUs and restricted stock, which is expected to be amortized over a weighted average period of 2.0 years.

As of September 30, 2013, there were 721,708 unvested performance based RSUs, 1,077,873 unvested performance based restricted stock shares and 93,500 unvested restricted stock shares with a combined weighted average grant date fair value of $8.94 per share. The total fair value vested during the nine months ended September 30, 2013 was $74,000. A summary of the RSUs and restricted stock shares outstanding is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock and RSU's at January 1, 2013	1,829,581	$8.93

Granted	71,000	$9.18
Forfeited	—	$—
Vested	(7,500)	$9.87

Non-vested restricted stock and RSU's at September 30, 2013	1,893,081	$8.94

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

The performance based restricted stock units and unexercised stock options are not participating securities, since these shares are not entitled to participate in dividends declared on common shares. The number of potentially dilutive shares attributable to the performance based restricted stock units is based on the number of shares, if any, which would be issuable at the end of the respective reporting period, assuming that date was the end of the performance measurement period. Please refer to Note 9 - Share Based Payments under the heading Restricted Stock Units and Restricted Stock for additional discussion.

The table below sets forth the computations of basic and diluted net income per share for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Basic net income	$31,150	$3,476	$94,844	$98,292
Income allocable to participating securities	(4)	(1)	(13)	(11)
Diluted net income	$31,146	$3,475	$94,831	$98,281

Basic weighted average common shares outstanding	265,733,881	263,756,896	265,500,414	263,332,764
Effect of dilutive securities
Options to purchase common shares	5,616,655	5,816,540	4,546,155	5,876,540
Assumed treasury shares purchased	(3,745,681)	(2,612,388)	(2,828,113)	(2,031,462)
Unvested restricted stock units	961,210	442,754	773,642	354,551
Diluted weighted average common shares outstanding	268,566,065	267,403,802	267,992,098	267,532,393

Basic earnings per share	$0.12	$0.01	$0.36	$0.37
Diluted earnings per share	$0.12	$0.01	$0.35	$0.37
The following options and unvested restricted shares, which could be potentially dilutive in future periods, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Anti-dilutive shares	256,500	647,500	1,327,000	587,500

Note 11—Commitments and Contingencies
Lease Obligations

The Company leases office space in Denver, Colorado and Williston and Dickinson, North Dakota under separate operating lease agreements. The Denver, Colorado lease expires on October 31, 2016. The Williston and Dickinson, North Dakota leases expire on May 31, 2014 and December 31, 2014, respectively. Total rental commitments under non-cancelable leases for office space were $3.6 million at September 30, 2013. The future minimum lease payments under these non-cancelable leases are as follows: $295,000 in 2013, $1.2 million in 2014, $1.1 million in 2015, $1.0 million in 2016, and $0 in 2017.

Drilling Rigs

As of September 30, 2013, the Company was subject to commitments on three of its seven drilling rigs. One of the contracts expires in 2013, one expires in 2014 and one expires in 2015. In the event of early termination under all of these contracts, the Company would be obligated to pay an aggregate amount of approximately $24.7 million as of September 30, 2013 as required under the varying terms of such contracts.

Pressure Pumping Services

As of September 30, 2013, the Company was subject to a commitment with a pressure pumping service company providing 24-hour per day crew availability. In the event of early contract termination, the Company would be obligated to pay approximately $6.0 million as of September 30, 2013.

Guarantees of the Senior Notes

As of September 30, 2013, the Company had issued $800.0 million of 2019 Notes, $350.0 million of 2021 Notes, and $400.0 million of 2022 Notes, all of which are guaranteed on a senior unsecured basis by the Company's wholly-owned subsidiaries, Kodiak Oil & Gas (USA) Inc, Kodiak Williston, LLC and KOG Finance, LLC. Kodiak Oil & Gas Corp, as the parent company, has no independent assets or operations. The guarantees are full, unconditional and joint and several. The Company's non-guarantor subsidiary, KOG Oil & Gas, ULC has de minimis operations.

Under the Company’s credit facility and the Indentures, the Company and subsidiary guarantors are subject to certain limitations on the ability of the subsidiary guarantors to transfer funds to the Company, including certain limitations on dividends, distributions, redemptions, payments, investments, loans and advances. There are no other restrictions on the ability of the company to obtain funds from its subsidiaries by dividend or loan (other than as described in Note 4 - Long-Term Debt). Finally, as of the most recent fiscal year end, the Company’s wholly-owned subsidiaries did not have restricted assets that exceed 25% of net assets that may not be transferred to the Company in the form of loans, advances, or cash dividends by the subsidiaries without the consent of a third-party.

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

                Our oil and natural gas reserves and operations are primarily concentrated in the Williston Basin of North Dakota, where the principal target of drilling is the Bakken Shale hydrocarbon system highlighted by production from the Middle Bakken member, located between two Bakken shales that serve as the source rock, and the Three Forks Formation, positioned immediately below the Lower Bakken Shale. As of September 30, 2013, we owned an interest in approximately 334,000 gross (192,000 net) acres in the Williston Basin and have an interest in 546 gross (221.3 net) producing wells in the Williston Basin.

Recent Developments

Acquisitions and Divestitures

On July 12, 2013, we closed our acquisition of core Williston Basin producing properties and undeveloped leasehold from an unaffiliated private oil and gas company ("July 2013 Acquisition"). The purchase price for the July 2013 Acquisition was $680.0 million. Post-closing adjustments were $51.8 million, including $22.1 million in working capital items and $29.7 million of cash flow adjustments to reflect the acquisition's March 1, 2013 effective date. The seller received aggregate consideration of approximately $731.8 million in cash.

Included in the acquisition were approximately 42,000 net leasehold acres located in McKenzie and Williams Counties, North Dakota and net production during July 2013 of approximately 5,500 barrels of oil equivalent per day.  The acquired leasehold included 35 controlled drilling spacing units and was largely held by production. The southern Williams County lands, approximating 14,000 net acres, are adjacent to our core Polar area. An additional 25,000 net acres are located in our Ursid area in McKenzie County.

During the third quarter of 2013, through various trades, acquisitions and divestitures, we divested approximately 3,700 net acres, which primarily consisted of certain producing properties and undeveloped leasehold that we acquired in our July 2013 Acquisition. Net proceeds from all of the transactions were approximately $36.7 million. As a result of these transactions, we were able to divest or trade out of non-operated units and increase our working interest in operated units.

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

Operational Update

During the third quarter of 2013, we completed 29 gross (24.5 net) operated wells and participated in the completion of 37 gross (6.6 net) non-operated wells.  From late May to late August 2013, we operated with two full-time, 24-hour-per-day completion crews.  The second completion crew was released for the month of September 2013 and was brought back in mid October 2013. The Company plans to utilize two crews through the remainder of the year. We expect to complete 29 gross (21.5 net) operated wells during the fourth quarter.

We currently operate seven drilling rigs and participate for an approximate 50% working interest in the drilling activity of one non-operated rig in its Dunn County area of mutual interest (AMI).  In addition, we participate for a minority working interest in numerous non-operated properties with other operators. At this time, our operated rigs are drilling in the following prospect areas: one rig operating in Dunn County, three rigs in the Polar project area in southern Williams County, one rig in each of the Smokey and Koala project areas in McKenzie County, and one rig in the Wildrose project area in northern Williams County.

The following tables summarize the wells spud and completed during the three and nine months ended September 30, 2013:

	For the Three Months Ended September 30, 2013
	Spud		Completed
	Gross	Net	Gross	Net
Operated wells	29.0	21.9	29.0	24.5
Non-operated wells	22.0	1.3	37.0	6.6
	51.0	23.2	66.0	31.1

	For the Nine Months Ended September 30, 2013
	Spud		Completed
	Gross	Net	Gross	Net
Operated wells	74.0	59.1	74.0	60.6
Non-operated wells	65.0	6.2	80.0	13.2
	139.0	65.3	154.0	73.8

Downspacing Tests

Our program to test 12 wells within a 1,280-acre drilling spacing unit (DSU) continues in the Polar and Smokey operating areas. All wells in both project areas have been completed and are on production. The wells in the Polar area were drilled and completed simultaneously, while the wells in Smokey were drilled and completed in various quarters, in an attempt to evaluate the proper development of future DSU’s. The two pilot programs have tested well bore spacing of approximately 800 feet between wells (or roughly 210 acre drainage) in each of the two formations in the Middle Bakken and Three Forks formations.

Liquidity and Capital Resources
2013 Capital Expenditures Budget

Our 2013 capital expenditures budget is subject to various factors, including market conditions, oil field services and equipment availability, commodity prices and drilling results. The following table summarizes our 2013 capital expenditures budget and our actual capital expenditures, including accruals, for the nine months ended September 30, 2013:

		Nine Months Ended
		September 30, 2013
	2013 Budget	Actual
Capital Expenditures
Drilling and completion costs	$965.0	$790.4
Salt water disposal wells and facilities	23.0	13.1
Leasehold acquisitions	12.0	6.3
Total capital expenditures	$1,000.0	$809.8

Acquisitions, Net of Divestitures
Proved oil and gas properties		$385.8
Unproved oil and gas properties		285.8
		$671.6

Asset retirement obligations		$4.2
Capitalized interest		25.6

Total capitalized costs		$1,511.2

Average well costs continue to decline in the Williston Basin. Our completed well costs averaged approximately $9.8 million in the third quarter of 2013 and have trended downward throughout the year, with current costs estimates below $9.5 million. The declining well costs result from a combination of field efficiency gains and the reduction of third party oil field service costs.

During the nine months ended September 30, 2013, we incurred capital expenditures of $790.4 million related to our oil field operations to complete 73.8 net wells.  We expect our fourth quarter capital spend to be less than that of the third quarter due to lower well costs on a quarter-over-quarter basis and our plan to drill and complete fewer net wells during the fourth quarter of 2013 as compared to the third quarter of 2013. This is primarily attributable to one less non-operated rig drilling in Dunn County and a lower working interest in wells being drilled and completed in the fourth quarter of 2013.

As we develop our plans for 2014, we will monitor the timing of our drilling and completion activities and, if necessary, we will adjust our plans accordingly based on crude oil pricing and service costs. We have a staggered rig termination schedule with rigs terminating in 2014 through 2015, allowing for an adjustment to our rig count to align with our cash flow and capital expenditure projections.

Sources of Capital

Cash flow from operations. We expect our cash flow from operations to continue to increase commensurate with our anticipated increase in sales volumes. We have been able to increase our sales volumes on a quarter over quarter basis for the past several years. This increase is directly related to our successful operations as we have developed our properties and, to a lesser extent, cash flows from acquired properties. If we are able to continue to drill and complete our wells as anticipated and they produce at rates similar to those generated by our existing wells, subject to the changes in the market price of crude oil, we would expect our production rates and operating cash flows to continue to increase as we continue to develop our properties.

Credit facility. As of September 30, 2013, our maximum credit available under the credit facility was $1.5 billion with a borrowing base and aggregate commitment of $1.1 billion. As of September 30, 2013, we had available borrowings under the credit facility of $462.0 million.

As previously discussed, on July 12, 2013 in conjunction with the closing of the July 2013 Acquisition, we amended our credit facility to increase our borrowing base and aggregate commitments under our credit facility to $1.1 billion. The ability to maintain and increase this facility and borrow additional funds is dependent on a number of variables, including our proved reserves, and assumptions regarding the price at which oil and natural gas can be sold. Further, we expect that our borrowing base will increase with the addition of proved properties resulting from our ongoing drilling and completion activities. We are subject to restrictive covenants under the credit facility. For further details on our credit facility please refer to Note 4 - Long-Term Debt under Item 1 in this Quarterly Report.

Capital Requirements Outlook

We are dependent on our anticipated cash flows from operations and the expected borrowing availability under our credit facility to fund our capital expenditures budget, our obligations under our Senior Notes and other contractual commitments (please refer to Note 4 - Long-Term Debt and Note 11 - Commitments and Contingencies under Item 1 in this Quarterly Report for further details). While we expect such sources of capital to be sufficient for such purposes, there can be no assurance that we will achieve our anticipated future cash flows from operations, that credit will be available under our credit facility when needed, or that we would be able to complete alternative transactions in the capital markets, if needed. Our ability to obtain financing on commercially reasonable terms is dependent on a number of factors, many of which we cannot control, including changes in our credit rating, interest rates, market perceptions of us and the oil and natural gas exploration and production industry and tax burdens due to new tax laws.

If our existing and potential sources of liquidity are not sufficient to satisfy such commitments and to undertake our currently planned expenditures, we believe that we have the flexibility in our commitments to alter our development program. We operate the majority of our leasehold, therefore we have the ability to adjust our drilling schedule to reflect a change in commodity prices or oil field service environment. At this time the majority of our leasehold is held by production and the remaining acreage can be drilled within the primary term of the lease, even with a reduced number of drilling rigs.

Senior Notes

As of the date of this filing we have $800.0 million outstanding under our 8.125% Senior Notes due in December 2019, $350.0 million outstanding under our 5.50% Senior Notes due in January 2021 and $400.0 million outstanding under our 5.50% Senior Notes due in February 2022. The annualized interest to be incurred under all of the Senior Notes is approximately $106.3 million.

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

On September 20, 2013, we filed a registration statement on Form S-4 (No. 333-191281) in accordance with the registration rights agreements associated with the privately placed 2021 Notes and 2022 Notes. The SEC declared the registration statement effective on October 29, 2013. On October 30, 2013, the Company commenced registered exchange offers pursuant to which all holders of the privately placed 2021 Notes and 2022 Notes may exchange their notes for registered 2021 Notes and 2022 Notes, respectively. The Company expects to close each exchange offer on December 2, 2013. For further discussion regarding our Senior Notes, please refer to Note 4 - Long-Term Debt under Item 1 in this Quarterly Report.

Working Capital

As part of our cash management strategy, we frequently use available funds to reduce any balance on our credit facility. Because of this, we generally maintain low cash and cash equivalent balances. Since our principal source of operating cash flows (proved reserves to be produced in later periods) is not considered working capital, we often have low or negative working capital. Our working capital was a deficit of $108.8 million at September 30, 2013, as compared to a deficit of $49.4 million at December 31, 2012.

Registered Offerings

Historically, we have financed our operations, property acquisitions and other capital investments in part from the proceeds from offerings of our equity and debt securities. We may offer from time to time debt securities, common stock, preferred stock, warrants and other securities or any combination of such securities in amounts, prices and on terms announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement at the time of any such offering.

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

Cash Flow Analysis

The following is a summary of our change in cash and cash equivalents for the nine months ended September 30, 2013 and 2012 (in thousands):

	For the Nine Months Ended September 30,		Period to period change
	2013	2012

Net cash provided by operating activities	$385,535	$203,255	$182,280
Net cash used in investing activities	$(1,464,986)	$(1,120,767)	(344,219)
Net cash provided by financing activities	$1,073,709	$837,658	236,051
Decrease in cash and cash equivalents	$(5,742)	$(79,854)	$74,112

Net cash provided by operating activities. The key component of our net cash provided by operating activities is the revenue derived from our crude oil sales and the crude oil prices received for those sales. For the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, our net cash provided by operating activities increased by $182.3 million, primarily due to the increase in crude oil sales volumes of 3.3 million barrels. Our revenues are directly affected by oil and natural gas commodity prices, which can fluctuate dramatically. The commodity prices are largely beyond our control and are difficult to predict. We have seen significant volatility in oil and natural gas prices in recent years. As such, we utilize derivative instruments, as further discussed under the heading "Operating Results" below, to partially mitigate the impact of decreases in crude oil prices.

Net cash used in investing activities. For the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, our net cash used in investing activities increased by $344.2 million. This increase was primarily attributed to an increase in acquisitions, net of divestitures, of $86.0 million and our increased capital expenditures of $240.8 million from drilling and completions activities.

Net cash provided by financing activities. For the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, our net cash provided by financing activities increased by $236.1 million. This increase was primarily the result of the increase in proceeds received from our senior notes offerings and net borrowings under our credit facility. For the nine months ended September 30, 2013, proceeds from our issuance of senior notes increased by $594.0 million and net borrowings under our credit facility increased by $328.0 million, as compared to the same period in 2012. These increases were offset by the $670.6 million receipt in January 2012 of cash held in escrow, which was used to fund our property acquisition completed in January 2012.

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

Our operations are in an area that we believe has higher reservoir pressure and a high degree of thermal maturity, which is prospective for both the Middle Bakken and multiple benches within the Three Forks. Based on recent drilling results, along with internal and third party reserve engineering analysis, we expect wells in this area to have economic ultimate recoveries (“EURs”) that range from 350 to over 1,000 MBOE.

Our Leasehold

As of September 30, 2013, we had several hundred lease agreements representing approximately 368,000 gross and 202,000 net acres primarily in the Williston and Green River Basins. The following table sets forth our gross and net acres of developed and undeveloped oil and natural gas leases:

	Undeveloped Acreage(1)		Developed Acreage(2)		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Williston Basin
North Dakota	143,245	78,492	190,515	113,098	333,760	191,590
Green River Basin
Wyoming	14,727	4,105	9,009	1,799	23,736	5,904
Colorado	8,027	3,067	2,974	1,252	11,001	4,319
Acreage Totals	165,999	85,664	202,498	116,149	368,497	201,813

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

	Expiring Acreage
Year Ending	Gross	Net
December 31, 2013	1,110	563
December 31, 2014	14,172	10,715
December 31, 2015	12,908	9,601
December 31, 2016	6,450	5,433
Total	34,640	26,312

Operating Results

Sales Volumes, Average Sales Prices, and Production Costs

The Bakken is the only field (as such term is used within the meaning of applicable regulations of the SEC) that contains more than 15% of our total proved reserves. At December 31, 2012, this field contained 99.8% of our total proved reserves. The following table discloses our oil and gas sales volumes for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Sales Volume:
Oil (MBbls)	2,921	1,287	6,475	3,210
Gas (MMcf)	2,018	1,028	5,079	2,201
Sales volumes (MBOE) (1)	3,257	1,459	7,322	3,577

Average Daily Sales Volumes
Oil (MBbls/day)	31.8	14.0	23.7	11.7
Gas (MMcf/day)	21.9	11.2	18.6	8.0
Sales volumes (MBOE/day) (1)	35.4	15.9	26.8	13.1

(1)	We convert Mcf of gas equivalent to oil at a ratio of six Mcf of gas (including gas liquids) to one Bbl of oil.
Sales prices received, and costs incurred, presented on a per BOE basis, for the three and nine months ended September 30, 2013 and 2012 are summarized in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Sales Price:
Oil ($/Bbls)	$98.19	$82.96	$93.59	$82.87
Gas ($/Mcf)(1)	$6.32	$5.20	$6.31	$5.38
BOE ($/BOE)	$91.97	$76.88	$87.15	$77.68

Commodity Price Risk Management Activities ($/Sales BOE):
Settlements on Commodity Price Risk Management Activities	$(5.73)	$3.46	$(2.11)	$1.17

Production costs ($/Sales BOE):
Lease operating expenses	$6.28	$5.77	$6.46	$6.06
Production taxes	$10.00	$8.19	$9.40	$8.24
Gathering, transportation, marketing	$1.87	$1.77	$2.25	$1.77
DD&A	$29.81	$29.97	$29.62	$29.13
G&A	$3.86	$6.26	$4.53	$7.04
Stock‑based compensation	$1.19	$1.90	$1.52	$2.20

(1)	Average gas price received at the wellhead includes proceeds from natural gas liquids under percentage of proceeds contracts.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Oil sales revenues. Oil sales revenues increased by $180.0 million to $286.8 million for the three months ended September 30, 2013 as compared to oil sales of $106.8 million for the same period in 2012. In the third quarter of 2013, our crude oil sales averaged 31,751 barrels per day. Our oil sales volume increased 126.9% to 2,921.1 thousand barrels (“MBbls”) in the third quarter of 2013 as compared to 1,287.4 MBbls in the third quarter of 2012. The volume increase is due to the ongoing development of our Bakken properties as well as the July 2013 Acquisition. Of the 1,633.7 MBbls increase in sales volume, 405.0 MBbls is related to producing wells acquired in the July 2013 Acquisition and 1,228.7 MBbls is attributed to our ongoing development of our legacy properties and undeveloped acreage. The average price we realized on the sale of our oil increased from $82.96 per barrel sold in the third quarter of 2012 to $98.19 per barrel sold in the third quarter of 2013. Overall, 89.1% of the increase in oil sales revenue was attributed to increased volumes and 10.9% was attributed to the increase in crude oil prices received.
Natural gas sales revenues. Natural gas revenues increased by $7.5 million to $12.8 million for the three months ended September 30, 2013 as compared to natural gas revenues of $5.3 million for the same period in 2012. Natural gas sales volumes increased by 990.1 million cubic feet ("MMcf") to 2,017.9 MMcf for the three months ended September 30, 2013. In the third quarter of 2013, our natural gas sales averaged 21,934 Mcf per day. The average price we realized on the sale of our natural gas was $6.32 per Mcf in the third quarter of 2013 compared to $5.20 per Mcf in the third quarter of 2012. Overall, 84.5% of the increase in natural gas sales revenue was attributed to increased sales volumes and 15.5% was attributed to the increase in natural gas prices received. The volume increase is due to the ongoing development of our Bakken properties as well as the July 2013 Acquisition. Of the 990.1 MMcf increase in sales volume, 178.5 MMcf is related to producing wells acquired in the July 2013 Acquisition and 811.6 MMcf is attributed to our ongoing development of our legacy properties and undeveloped acreage. Although gas from certain wells continues to be flared, we have connected the majority of our wells to gas pipelines which allowed us to capture the related sales revenue. As these third-parties expand their processing capacity, we expect additional gas volumes to be gathered, processed and sold.
Oil and gas production expense. Our oil and gas production expense increased by $36.1 million to $59.1 million for the three months ended September 30, 2013, from $23.0 million for the three months ended September 30, 2012. The increase is due to a $20.6 million increase in production taxes, a $12.0 million increase in lease operating expenses (“LOE”), and $3.5 million increase in gathering, transportation and marketing expenses ("GTM").
The production tax increase is attributable to increased revenue as it is calculated as a fixed percentage of sales revenue. On a per unit basis, production taxes increased from $8.19 per barrel sold in the third quarter of 2012 to $10.00 per barrel sold in the third quarter of 2013. This increase is the result of the increase in the crude oil and natural gas prices received in the third quarter of 2013 as compared to the third quarter of 2012. Production taxes as a percentage of sales revenue was 10.9% for the three months ended September 30, 2013, as compared to 10.7% for the same period in 2012.
On a per unit basis, LOE increased from $5.77 per barrel sold in the third quarter of 2012 to $6.28 per barrel sold in the third quarter of 2013. The increase is primarily the result of the costs to put wells on artificial lift, which increased costs in fuel, electricity, and related expenses. Water disposal continues to be the largest component of our lease operating expense and decreases in these costs on a per unit basis have partially offset increases in other LOE costs. Availability of both trucking and third party disposal facilities has improved, which has decreased our water disposal costs on a per unit basis. To further reduce water disposal costs, in 2013, we have drilled water disposal wells on several of our producing areas and are constructing water gathering systems where appropriate. As we continue to connect existing and future wells to these water gathering systems, we expect our LOE related to water disposal to continue to decrease on a per unit basis.
On a per unit basis, GTM increased from $1.77 per barrel sold in the third quarter of 2012 to $1.87 per barrel sold in the third quarter of 2013 as we have increased oil and gas volumes gathered through third party pipelines. Conversely, we experienced a decrease in GTM costs from $2.67 per BOE in the second quarter of 2013. The decrease from the second quarter of 2013 to the third quarter of 2013 is largely the result of a higher percentage of our oil production being sold at the lease and trucked in the third quarter of 2013. We do not incur GTM costs on production volumes that are trucked. This is primarily the result of our July 2013 Acquisition, where pipelines have not yet been connected.

Depletion, depreciation, amortization and abandonment liability accretion (“DD&A”) expense. Our DD&A increased $53.4 million to $97.1 million for the three months ended September 30, 2013, from $43.7 million for the three months ended September 30, 2012. This increase is due to more volumes being sold in the third quarter of 2013 as sales increased by approximately 1,798.7 MBOE. On a per unit basis, DD&A decreased from $29.97 per BOE in the third quarter of 2012 to $29.81 per BOE in the third quarter of 2013.
General and administrative (“G&A”) expense. G&A expense increased by $3.4 million to $12.6 million for the three months ended September 30, 2013, from $9.1 million for the same period in 2012. Total employees have increased to 172 at September 30, 2013, from 104 at September 30, 2012. On a per unit basis, G&A decreased from $6.26 per barrel sold in the third quarter of 2012 to $3.86 per barrel sold in the third quarter of 2013. The decrease is primarily due to our increase in sales volumes from our ongoing Bakken development program.
Our G&A expense includes the non-cash expense for stock‑based compensation for stock options and share grants under our 2007 Stock Incentive Plan. For the three months ended September 30, 2013, this expense was $3.9 million as compared to $2.8 million for the same period in 2012.
Operating income. Our operating income was approximately $130.8 million for the three months ended September 30, 2013, as compared to approximately $36.3 million for the three months ended September 30, 2012. This increase in operating income is attributed to our on-going successful completion of wells and resulting increase in sales volumes in our Bakken play.
Loss on commodity price risk management activities. Primarily due to the increase in NYMEX crude oil futures prices at September 30, 2013 as compared to June 30, 2013, we incurred a net loss on our price risk management activities of $60.1 million for the three months ended September 30, 2013 as compared to a loss of $31.7 million for the three months ended September 30, 2012. This loss is a result of our hedging program used to mitigate our exposure to commodity price fluctuations. Included in the net loss on our commodity price risk management activities were cash settlements we incurred on our commodity derivative instruments of approximately $18.7 million for transactions that were settled during the third quarter of 2013. The fair value of the open commodity derivative instruments will continue to change in value until the transactions are settled and we will likely add to our hedging program. Therefore, we expect our net income to reflect the volatility of commodity price forward markets. Our cash flows will only be affected upon settlement of the transactions at the current market prices at that time.
Interest income (expense), net. For the three months ended September 30, 2013, we recognized interest expense of approximately $21.0 million, as compared to $6.4 million for the three months ended September 30, 2012.
We incurred interest expense for the three months ended September 30, 2013 and 2012 of approximately $29.5 million and $17.0 million, respectively, related to the credit facility and our Senior Notes. Included in interest expense for the three months ended September 30, 2013 and 2012 was the amortization of deferred financing costs and bond premium of $1.2 million and $643,000, respectively. For the three months ended September 30, 2013 and 2012, we capitalized interest costs of $9.7 million and $11.2 million, respectively.
Income tax expense (benefit). As discussed in Note 5 - Income Taxes under Item 1 in this Quarterly Report, through March 31, 2012, we had a full valuation allowance against our U.S. and Canada net deferred tax assets. During the second quarter of 2012, we concluded that it was appropriate to reverse the U.S. valuation allowance, but retained a full valuation allowance on our Canadian net deferred tax assets. As a result of the release of our U.S. valuation allowance, our effective tax rate during 2012 differed significantly from the statutory federal income tax rate. For the three months ended September 30, 2013 and 2012, we recognized income tax expense of $19.5 million and an income tax benefit of $4.0 million, respectively.
Net income. Net income increased by $27.7 million to $31.2 million for the three months ended September 30, 2013, from $3.5 million for the same period in 2012. This increase was primarily the result of increased operating income of $94.5 million for the three months ended September 30, 2013 as compared to the same period in 2012. However, offsetting this increase were the increases in our net loss recognized on our commodity price risk management activities, interest expense and income tax expense of $28.5 million, $14.7 million and $23.5 million, respectively, for the three months ended September 30, 2013 as compared to the same period in 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Oil sales revenues. Oil sales revenues increased by $340.0 million to $606.0 million for the nine months ended September 30, 2013 as compared to oil sales of $266.0 million for the same period in 2012. In the first nine months of 2013, our crude oil sales averaged 23,719 barrels per day. Our oil sales volume increased 101.7% to 6,475.4 MBbls in the first nine months of 2013 as compared to 3,209.8 MBbls in the first nine months of 2012. The volume increase is due to the ongoing development of our Bakken properties as well as the July 2013 Acquisition. Of the 3,265.6 MBbls increase in sales volume, 405.0 MBbls is related to producing wells acquired in the July 2013 Acquisition and 2,860.6 MBbls is attributed to our ongoing development of our legacy properties and undeveloped acreage. The average price we realized on the sale of our oil increased from $82.87 per barrel sold in the first nine months of 2012 to $93.59 per barrel sold in the first nine months of 2013. Overall, 89.9% of the increase in oil sales revenue was attributed to increased volumes and 10.1% was attributed to the increase in crude oil prices received.
Natural gas sales revenues. Natural gas revenues increased by $20.2 million to $32.1 million for the nine months ended September 30, 2013 as compared to natural gas revenues of $11.8 million for the same period in 2012. Natural gas sales volumes increased by 2,878.2 MMcf to 5,079.3 MMcf for the nine months ended September 30, 2013. In the first nine months of 2013, our natural gas sales averaged 18.6 MMcf per day. The average price we realized on the sale of our natural gas was $6.31 per Mcf in the first nine months of 2013 compared to $5.38 per Mcf in the first nine months of 2012. Overall, 89.9% of the increase in natural gas sales revenue was attributed to increased sales volumes and 10.1% was attributed to the increase in natural gas prices received. The volume increase is due to the ongoing development of our Bakken properties as well as the July 2013 Acquisition. Of the 2,878.2 MMcf increase in sales volume, 178.5 MMcf is related to producing wells acquired in the July 2013 Acquisition and 2,699.7 MMcf is attributed to our ongoing development of our legacy properties and undeveloped acreage. Although gas from certain wells continues to be flared, we have connected the majority of our wells to gas pipelines which allowed us to capture the related sales revenue. As these third-parties expand their processing capacity, we expect additional gas volumes to be gathered, processed and sold.
Oil and gas production expense. Our oil and gas production expense increased by $75.2 million to $132.7 million for the nine months ended September 30, 2013, from $57.5 million for the nine months ended September 30, 2012. The increase is due to a $39.4 million increase in production taxes, a $25.6 million increase in LOE, and a $10.2 million increase in GTM.
The production tax increase is attributable to increased revenue as it is calculated as a fixed percentage of sales revenue. On a per unit basis, production taxes increased from $8.24 per barrel sold in the first nine months of 2012 to $9.40 per barrel sold in the first nine months of 2013. This increase is the result of the increase in the crude oil and natural gas prices received in the first nine months of 2013 as compared to the first nine months of 2012. Production taxes as a percentage of sales revenue was 10.8% for the nine months ended September 30, 2013, as compared to 10.6% for the same period in 2012.
On a per unit basis, LOE increased from $6.06 per barrel sold in the first nine months of 2012 to $6.46 per barrel sold in the first nine months of 2013. The increase is primarily the result of increased well maintenance in the first nine months of 2013, as we incurred approximately $3.1 million, as compared to approximately $1.2 million in the first nine months of 2012. Also, as wells mature, we incur additional costs to put these wells on artificial lift, which increased costs in fuel, electricity, and related expenses. Water disposal continues to be the largest component of our lease operating expense and decreases in these costs on a per unit basis have partially offset increases in other LOE costs. Availability of both trucking and third party disposal facilities has improved, which has decreased our water disposal costs on a per unit basis. To further reduce water disposal costs, in 2013, we have drilled water disposal wells on several of our producing areas and are constructing water gathering systems where appropriate. As we continue to connect existing and future wells to these water gathering systems, we expect our LOE related to water disposal to continue to decrease on a per unit basis.
On a per unit basis, GTM increased from $1.77 per barrel sold in the first nine months of 2012 to $2.25 per barrel sold in the first nine months of 2013. This increase is primarily the result of an increased percentage of our total sales volumes being natural gas sales. Natural gas sales volumes as a percentage of total sales volumes increased from 10.3% in the first nine months of 2012 to 11.6% in the first nine months of 2013. Comparatively, the GTM related to natural gas is significantly higher than that of crude oil when measured on a per BOE basis. Consequently, as our natural gas sales volumes on a percentage of total sales volumes increases, we expect our GTM on a per BOE basis to increase.

Depletion, depreciation, amortization and abandonment liability accretion expense. Our DD&A increased $112.7 million to $216.9 million for the nine months ended September 30, 2013, from $104.2 million for the nine months ended September 30, 2012. This increase is due to more volumes being sold in the first nine months of 2013 as sales increased by approximately 3,745.3 MBOE. On a per unit basis, DD&A increased from $29.13 per BOE in the first nine months of 2012 to $29.62 per BOE in the first nine months of 2013.
General and administrative expense. G&A expense increased by $8.0 million to $33.2 million for the nine months ended September 30, 2013, from $25.2 million for the same period in 2012. Total employees have increased to 172 at September 30, 2013, from 104 at September 30, 2012. On a per unit basis, G&A decreased from $7.04 per barrel sold in the first nine months of 2012 to $4.53 per barrel sold in the first nine months of 2013. The decrease is primarily due to our increase in sales volumes from our ongoing Bakken development program.
Our G&A expense includes the non-cash expense for stock‑based compensation for stock options and share grants under our 2007 Stock Incentive Plan. For the nine months ended September 30, 2013, this expense was $11.1 million as compared to $7.9 million for the same period in 2012.
Operating income. Our operating income was approximately $255.4 million for the nine months ended September 30, 2013, as compared to approximately $91.0 million for the nine months ended September 30, 2012. This increase in operating income is attributed to our on-going successful completions of wells and resulting increase in sales volumes in our Bakken play.
Gain (loss) on commodity price risk management activities. Primarily due to the increase in NYMEX crude oil futures prices at September 30, 2013 as compared to December 31, 2012, we incurred a net loss on our price risk management activities of $53.2 million for the nine months ended September 30, 2013 as compared to a gain of $40.6 million for the nine months ended September 30, 2012. This loss is a result of our hedging program used to mitigate our exposure to commodity price fluctuations. Included in the net loss on our commodity price risk management activities were cash settlements we incurred on our commodity derivative instruments of approximately $15.5 million during the first nine months of 2013. The fair value of the open commodity derivative instruments will continue to change in value until the transactions are settled and we will likely add to our hedging program. Therefore, we expect our net income to reflect the volatility of commodity price forward markets. Our cash flows will only be affected upon settlement of the transactions at the current market prices at that time.
Interest income (expense), net. For the nine months ended September 30, 2013, we recognized interest expense of approximately $50.6 million, as compared to $14.6 million for the nine months ended September 30, 2012.
We incurred interest expense for the nine months ended September 30, 2013 and 2012 of approximately $73.3 million and $45.4 million, respectively, related to the credit facilities and our Senior Notes. Included in interest expense for the nine months ended September 30, 2013 and 2012 was the amortization of deferred financing costs and bond premium of $3.0 million and $1.9 million, respectively. Additionally, in the first quarter of 2012, we recognized a $3.0 million prepayment penalty for the early termination of the second lien credit agreement. For the nine months ended September 30, 2013 and 2012, we capitalized interest costs of $25.6 million and $35.7 million, respectively.
Income tax expense. As discussed in Note 5 - Income Taxes under Item 1 in this Quarterly Report, through March 31, 2012, we had a full valuation allowance against our U.S. and Canada net deferred tax assets. During the second quarter of 2012, we concluded that it was appropriate to reverse the U.S. valuation allowance, but retained a full valuation allowance on our Canadian net deferred tax assets. As a result of the release of our U.S. valuation allowance, our effective tax rate for the first nine months of 2012 differed significantly from the statutory federal income tax rate. For the nine months ended September 30, 2013 and 2012, we recognized income tax expense of $58.4 million and $21.9 million, respectively.

Net income. Net income decreased by $3.4 million to $94.8 million for the nine months ended September 30, 2013, from $98.3 million for the same period in 2012. This decrease was primarily the result of a $93.8 million increase in the net loss recognized on our commodity price risk management activities for the nine months ended September 30, 2013 as compared to the same period in 2012. To a lesser extent, this decrease was impacted by the increases in interest expense and income taxes of $36.1 million and $36.5 million, respectively, for the nine months ended September 30, 2013 as compared to the same period in 2012. However, offsetting these decreases was an increase in operating income of $164.4 million for the nine months ended September 30, 2013 as compared to the same period in 2012.

Commitments and Contingencies

For a discussion of our commitments and contingencies, please refer to Note 11 - Commitments and Contingencies under item 1 in this Quarterly Report, which is incorporated herein by reference.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet arrangements, as such term is defined in Item 303(a)(4)(ii) of Regulation S-K, at September 30, 2013 and December 31, 2012.

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Certain of the Company’s accounting policies are considered critical, as these policies are the most important to the depiction of the Company’s financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. A summary of the Company’s significant accounting policies is included in Note 2 - Basis of Presentation and Significant Accounting Policies to the Company’s consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2012, as well as in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in such Form 10-K. There have been no significant changes in the Company’s application of its critical accounting policies during the first nine months of 2013.

Recently Issued Accounting Pronouncements
For further information on the effects of recently adopted accounting pronouncements and the potential effects of new accounting pronouncements, refer to the section titled Recent Accounting Pronouncements under Note 2 - Basis of Presentation and Significant Accounting Policies under Item 1 of this Quarterly Report.

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

The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. Our wholly-owned subsidiary, Kodiak Oil & Gas (USA) Inc., is currently a party to derivative contracts with nine counterparties, and the Company is a guarantor of Kodiak Oil & Gas (USA) Inc. The Company has netting arrangements with the counterparties that provide for the offset of payables against receivables from separate derivative arrangements with the counterparties in the event of contract termination. Although the instruments are valued using indices published by established exchanges, the instruments are traded directly with the counterparties. The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement.

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

The Company’s commodity derivative contracts as of September 30, 2013 are summarized below:

Collars	Basis(1)	Quantity (Bbl/d)	Strike Price ($/Bbl)
Oct 1, 2013—Dec 31, 2013	NYMEX	500	$85.00 - $117.00
Oct 1, 2013—Dec 31, 2015	NYMEX	300 - 425	$85.00 - $102.75

Swaps	Basis(1)	Average Quantity (Bbl/d)	Average Swap Price ($/Bbl)
Oct 1, 2013—Dec 31, 2013	NYMEX	22,105	$96.82
2014 Total	NYMEX	19,800	$92.73
2015 Total	NYMEX	1,625	$87.13

Subsequent to September 30, 2013, the Company entered into additional commodity derivative contracts as summarized below:

Contract Type	Basis (1)	Average Quantity (Bbl/d)	Average Swap Price ($/Bbl)	Term
Swap	NYMEX	4,000	$96.07	Jan 1, 2014—Dec 31, 2014
Swap	NYMEX	2,000	$90.08	Jan 1, 2015—Dec 31, 2015

(1)	NYMEX refers to quoted prices on the New York Mercantile Exchange

We determine the estimated fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, the credit rating of each counterparty, and the Company’s own credit rating. The Company also performs an internal valuation to ensure the reasonableness of third‑party quotes. In consideration of counterparty credit risk, the Company assessed the possibility of whether the counterparty to the derivative would default by failing to make any contractually required payments. Additionally, the Company considers that it is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions. For further details regarding our derivative contracts please refer to Note 6 - Commodity Derivative Instruments under Item 1 in this Quarterly Report.

Interest Rate Risk

At September 30, 2013, we had $800.0 million outstanding under our 2019 Notes due December 1, 2019 at a fixed interest rate of 8.125%, $350.0 million outstanding under our 2021 Notes due January 15, 2021 at a fixed interest rate of 5.50%, and $400.0 million outstanding under our 2022 Notes due February 1, 2022 at a fixed interest rate of 5.50%.

In addition, as of September 30, 2013, we had (i) $1.1 billion available to us under our credit facility, of which, $638.0 million was drawn at September 30, 2013. The credit facility bears interest at variable rates. Assuming we had the maximum amount outstanding at September 30, 2013 under our credit facility of $1.1 billion, a 1.0% increase in interest rates would result in additional annualized interest expense of $11.0 million.

For a detailed discussion of the foregoing credit arrangements, including a discussion of the applicable interest rates, please refer to Note 4 - Long-Term Debt under Item 1 in this Quarterly Report.

ITEM 4. CONTROLS AND PROCEDURES
Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2013. On the basis of this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

KODIAK OIL & GAS CORP.

October 31, 2013	By:	/s/ LYNN A. PETERSON
Lynn A. Peterson
President and Chief Executive Officer
(principal executive officer)

October 31, 2013	By:	/s/ JAMES P. HENDERSON
James P. Henderson
Chief Financial Officer
(principal financial and accounting officer)