Form 10-K
period 2013-12-31
Kodiak Oil & Gas Corp
filed 2014-02-27
CIK 1322866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
Commission file number: 001-32920

(Exact name of registrant as specified in its charter)

Yukon Territory (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

1625 Broadway, Suite 250
Denver, Colorado 80202	(303) 592-8075
(Address of principal executive offices)	(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At June 28, 2013, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $1,884,404,592. The number of shares of the registrant’s Common Stock outstanding as of February 26, 2014, was 266,255,765.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the registrant's fiscal year ended December 31, 2013, in connection with the registrant’s 2014 Annual Meeting of Shareholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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

•	hazardous, risky drilling operations and adverse weather and environmental conditions;

•	limited control over non-operated properties;

•	title defects to our properties and inability to retain our leases;

•	our ability to successfully develop our large inventory of undeveloped operated and non-operated acreage;

•	our ability to retain key members of our senior management and key technical employees;

•	constraints in the Williston Basin with respect to gathering, transportation and processing facilities and marketing;

•	federal, state and tribal regulations and laws;

•	risks relating to managing our growth, particularly in connection with the integration of significant acquisitions;

•	impact of environmental, health and safety, and other governmental regulations, and of current or pending legislation;

•	changes in tax laws;

•	effects of competition;

•	effect of seasonal factors;

•	lack of availability of drilling rigs, equipment, supplies, insurance, personnel and oilfield services; and

•	further sales or issuances of common stock and price volatility of our common stock.
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

PART I
ITEMS 1 AND 2. BUSINESS AND PROPERTIES
Company Overview

Kodiak Oil & Gas Corp. (“Kodiak,” “we” or the “Company”) is an independent energy company focused on the exploration, exploitation, acquisition and production of crude oil and natural gas in the United States. We have developed an oil and natural gas asset base of proved reserves, as well as a portfolio of development and exploratory drilling opportunities within a high-potential resource play. Our oil and natural gas reserves and operations are concentrated in the Williston Basin of North Dakota. We intend to continue to expand our asset base by drilling and completing wells within our current lands as well as evaluating and investing in acquisitions.

The following table summarizes our estimated proved reserves by category as of December 31, 2013, their corresponding pre-tax PV-10 values and our total standardized measure of discounted future net cash flows as of December 31, 2013:

	Net Remaining Oil (MMBbls)	Net Remaining Gas (Bcf)	Net Remaining Oil Equivalent (MMBOE)	Reserve Value (in millions)
Total Proved Developed Producing	63.9	78.8	77.1	$2,437.4
Total Proved Undeveloped	74.3	95.2	90.2	1,040.8
Total Proved Reserves	138.2	174.0	167.3	$3,478.2	(1)
Discounted Future Income Taxes				(695.4)
Standardized Measure of Discounted Future Net Cash Flows				$2,782.8

(1)
The pre-tax present value of future net cash flows, or PV-10, is a non-GAAP measure because it excludes income tax effects. Management believes that pre-tax cash flow amounts are useful for evaluative purposes since future income taxes, which are affected by a Company’s unique tax position and strategies, can make after-tax amounts less comparable. We derive PV-10 based on the present value of estimated future revenues to be generated from the production of proved reserves, net of estimated production and future development costs and future net plugging and abandonment costs, using the twelve‑month arithmetic average of the first of the month prices without giving effect to commodity derivative activities or future escalation, costs as of the date of estimate without future escalation, non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion, amortization and impairment and income taxes, and discounted using an annual discount rate of 10%.

As of the date of this filing, we have approximately 183,100 net acres under lease, of which approximately 173,000 net acres were in the Bakken oil play in the Williston Basin of North Dakota, as summarized in the following table:

	Total Acreage
	Gross	Net
Williston Basin
North Dakota (1)	327,751	173,011
Green River Basin
Wyoming	23,598	5,808
Colorado	11,001	4,319
	34,599	10,127

Acreage Totals	362,350	183,138

(1)
In February 2014, we divested approximately 27,300 gross acres and 19,700 net non-strategic acres located in the southwestern area of our Williston Basin acreage. This divestiture is reflected in the above acreage table.

Since 2011, we have increased our average daily oil and natural gas sales volumes significantly from 3.9 to 29.2 MBOE/d as summarized in the following table.

	For the Years Ended December 31,
	2013	2012	2011
Sales Volume:
Oil (MBbls)	9,439	4,704	1,345
Gas (MMcf)	7,242	3,302	523
Sales volumes (MBOE)	10,646	5,254	1,432

Average Daily Sales
Oil (MBbls/day)	25.9	12.9	3.7
Gas (MMcf/day)	19.8	9.0	1.4
Sales volumes (MBOE/day)	29.2	14.4	3.9
In 2013, we incurred total capital costs of approximately $1.7 billion, including $671.8 million related to our acquisitions, net of divestitures. Our drilling and completion capital expenditures in 2013 totaled $994.0 million for the drilling of 87.8 net wells and completion of 99.6 net wells.
Our capital expenditures budget for 2014 is $940.0 million, which is comprised of $890.0 million to fund the drilling and completion of approximately 100 net wells and $50.0 million for infrastructure and leasehold acquisitions. This budget anticipates operating seven drilling rigs and our participation in non-operated drilling activities. We expect to fund our 2014 capital program through our expected cash flows from operations and, to a lesser extent, our borrowing capacity currently available under our credit facility.
The Company was incorporated on March 17, 1972, in the Province of British Columbia, Canada. On September 28, 2001, the Company was continued from British Columbia to the Yukon Territory under its current name, “Kodiak Oil & Gas Corp.” On September 23, 2003, we incorporated a wholly-owned subsidiary, Kodiak Oil & Gas (USA) Inc. in Colorado. We formed our wholly-owned subsidiary KOG Oil & Gas ULC in British Columbia, Canada on December 28, 2011. On June 27, 2013, we formed two wholly-owned subsidiaries in Delaware, Kodiak Williston, LLC and KOG Finance, LLC. All of our properties are located in the United States and are owned and operated through our subsidiaries.  When this report refers to “the Company,” “we,” “our,” “us” or similar terms, we intend this to mean the parent corporation and all of our subsidiaries collectively.
For a summary of Kodiak’s financial information, including revenues from external customers, information on net income and loss, long-lived assets, and total assets, see “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data.”

Our Strategy

Our business strategy is to create value for our stakeholders by growing reserves, production volumes and cash flow utilizing advanced drilling and completion technologies to systematically explore for, develop and produce oil and natural gas reserves, and evaluate strategic acquisitions and divestitures. Key elements of our business strategy include:

Focus on Developing our Williston Basin Leasehold Position. We intend to continue developing our acreage position in the Williston Basin in order to enhance the value of its resource potential. We believe that our experience in the application of advanced drilling and completion techniques, our access to oilfield services, and our contiguous acreage positions, along with the high working interests that we maintain in our properties provide us with a competitive advantage in developing our acreage position in the Middle Bakken and Three Forks ("TFS") formations.

We will continue our efforts to determine the most optimal wellbore placement that is required to realize the maximum resource potential of the Bakken play. These efforts include increasing the density of wellbores over entire drilling spacing units (DSU) and exploring the lower intervals of the TFS. Towards these efforts, we have begun a project to drill at least 16 wells on a single DSU, which will test both increased wellbore density and the lower TFS.

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

Focus on Exploration and Production Activities. Our efforts are focused on improving our drilling and completion techniques; as such, we utilize the expertise of third parties for our oilfield services and infrastructure needs. By utilizing these third parties, we maintain our financial flexibility versus using internal resources for these services.

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

Evaluate Acquisitions and Divestitures in the Williston Basin. We will continue to evaluate strategic acquisitions in the Williston Basin. Through our acquisitions, we have captured economies of scale that allow us to obtain services in a timely manner in the current highly competitive environment. In an effort to continue to high-grade our portfolio, we will sell or trade out of units to increase our working interest in operated units or to divest non-strategic acreage.

Maintain Financial Flexibility. Our goal is to remain financially strong through the prudent management of our balance sheet and appropriate management of commodity price volatility. Our strategy to retain operational control provides for financial flexibility and allows us to manage the timing of a substantial portion of our capital expenditure program. Additionally, we avoid long-term transportation arrangements that require significant commitments and limit our marketing options. Instead, we align ourselves with oil and gas purchasers who provide access to various markets and multiple transportation outlets.

Our Competitive Strengths
We believe we possess a range of competitive strengths and advantages, including:

Substantial Leasehold Position in the Core of the Williston Basin. As of the date of this filing, we hold approximately 173,000 net leasehold acres in the Williston Basin. Our concentrated acreage, which is largely held in contiguous positions, is prospective for the Middle Bakken and TFS formations. We believe the results of our active drilling program and drilling activity by other exploration and production companies have significantly improved the risk profile of our large acreage position.

Oil-Weighted Production and Reserves. As of December 31, 2013, approximately 89% of our annual sales volumes were attributed to oil and 83% of our 167.3 MMBOE of net proved reserves are comprised of oil, with the gas reserves coming from associated gas.

Large, Multi-Year Drilling Inventory Targeting Primarily Oil Production. We, along with other operators, continue to evaluate wellbore spacing in both the Middle Bakken and TFS formations as well as evaluation of the deeper intervals within the TFS Formation. Based upon the early work that has been completed and with our current rig count, we believe that we have in excess of twelve years of drilling activities, assuming our current level of activity. The drilling inventory primarily assumes 1,280-acre drilling units that have been substantially delineated across our acreage positions and are economic with today's oil prices and service costs. As additional work is completed in both the Middle Bakken and TFS formations, we believe that the number of drillable locations could increase.

High Operatorship and Operational Scale. We operate the majority of our acreage, thereby providing us increased operational scale and efficiencies. We plan to operate seven drilling rigs during 2014 and project to drill approximately 100 net wells in 2014, including wells drilled and completed by other operators. With our expected drilling activity, we anticipate utilizing up to two full-time 24-hour completion crews. As we continue to develop our acreage position, we believe the operational scale provided by this level of activity should enable us to realize cost efficiencies. By operating our properties, we retain the ability to adjust our capital expenditure program based on well economics and rates of return.

Access to Infrastructure and Services Across Our Core Areas. The majority of our properties in the Williston Basin are located where we have access to oil and gas pipelines and/or rail loading facilities that allow transportation to various markets. Furthermore, we have constructed water disposal facilities throughout our properties over the past few years, thereby reducing our dependence on third party disposal services. In addition, our access to oilfield services has continued to improve such that, today, most services are readily available, and the quality of services has improved. As a result of the increase in infrastructure and improved availability of oilfield services, we expect our operating efficiencies to continue to improve while enhancing our rates of return.

Experienced Management and Technical Teams. Our management and technical teams have an average of more than 25 years of industry experience, primarily in the Rocky Mountains. The team is responsible for our being an early mover in the acquisition of acreage in the Williston Basin and identifying the benefits of operational scale in the region.

Our Operations
Williston Basin—173,000 net acres
The Williston Basin contains nearly all of our total proved reserves as of December 31, 2013. The following map depicts our primary areas of operations within the Williston Basin as of the date of this filing:
Our Williston Basin acreage is located primarily in Mountrail, Dunn, McKenzie and Williams counties of North Dakota. Our primary geologic target is the Bakken Pool where our primary objective is the Middle Bakken, a dolomitic, sandy interval between the two Bakken Shales at an approximate vertical depth of 10,300-11,300 feet, and the TFS that is present immediately below the lower Bakken Shale. The Williston Basin also produces from many other formations including, but not limited to, the Mission Canyon, Nisku and Red River.

The majority of our operations are in an area that we believe has higher reservoir pressure and a high degree of thermal maturity, which is prospective for both the Middle Bakken and multiple benches within the TFS. Based on recent drilling results, along with internal and third party reserve engineering analysis, we expect wells in this area to have estimated ultimate recoveries (“EURs”) that range from 450 MBOE to over 1,000 MBOE.

Important aspects of our drilling program in this core Williston Basin area include the following:

Wellbore Spacing. We continue to evaluate wellbore density throughout our leaseholds. This evaluation includes drilling incrementally more wells in a DSU to determine the optimal number of wells that maximizes the recovery of reserves and provides the highest return on our invested capital. During 2013, we finished drilling and completion operations where we tested tighter wellbore density in our Polar and Smokey operating areas in the Williston Basin. In each of these two areas, we drilled and completed 12 wells within the DSU with six wells in the Middle Bakken and six wells in the known upper two productive intervals of the TFS, with wellbores in each formation separated by approximately 800 feet. These 12-well downspacing programs continue to meet our expectations and continue to perform in line with production results from our earlier wells in the respective areas.

We recently completed the first of four planned, four or five-well pads in a DSU to the east of the original Polar downspacing pilot. The multiple wells in this 1,280-acre DSU will consist of eight wells in the Middle Bakken, spaced approximately 600 feet apart, and at least eight wells in the TFS, including two wells in the lower bench of the TFS. We expect to have all four of the pads completed and producing by year-end 2014.

Multiple Productive Formations. We believe that most of our acreage is prospective for both the Middle Bakken and TFS formations. Production results have shown very little communication between the Middle Bakken and TFS formations, which supports that we are exploiting two separate reservoirs. To date, our wells in the TFS have been completed in the upper and middle intervals. In 2014, we plan to test wells in the lower interval of the TFS. We believe that our fracture stimulation techniques create communication between these intervals and the entire interval acts as one larger reservoir. Due to the thickness of the multiple intervals, we believe that additional wells will be required to be drilled within the entire TFS to effectively drain the reservoir.

Multi-Well Pads. As we have transitioned into the development stage of our operations in the Williston Basin, we have increased the average number of wells drilled from each pad to generally four wells per pad. Advantages to pad drilling include reduced costs of mobilization and demobilization of our drilling rigs as a result of fewer moves, and the reduced number of drilling pads minimizes the impact on the surface locations. Furthermore, we have seen efficiencies in our completion work as we eliminate mobilization and demobilization time for our third-party pressure pumping service provider and have the ability to complete multiple wells at the same time through the use of zipper fracturing techniques. Utilization of zipper fracturing techniques allows the simultaneous completion of two wells by alternating perforation and pressure pumping operations.

Contiguous Acreage. Our leasehold is largely contiguous and by virtue of our high working interest and operatorship, we can control the development pace and location of surface facilities. We believe this strategy, combined with pad drilling, will maximize the efficiency of our drilling program and minimize the infrastructure required to connect our wells to sales pipelines.

Acreage Held by Production. Our drilling activity, along with our participation in non-operated wells has resulted in nearly all of our drilling units being held by production. As a result, we are able to more systematically plan our drilling and completion activities, which provides increased flexibility in our capital program to more efficiently develop our leaseholds.

Infrastructure. Most of our core Williston Basin area is served by third party oil and gas gathering systems. The majority of our wells are connected to or are in the process of being connected to oil and gas pipelines. Moving oil and gas through pipelines eliminates trucking costs and associated surface disturbance, and mitigates weather related production interruptions. A significant portion of the oil currently produced in the Basin is being transported to refineries through the utilization of railroad facilities. In some cases pipelines deliver the oil from the wellhead to the rail facilities; however, in some situations trucking of the oil is still utilized.

We continue to make improvements in the volume of gas delivered to sales. However, the volume of gas continues to be limited by insufficient plant and pipeline capacity. Plant capacity is necessary to process the gas and strip out the high liquids content. As the capacity of natural gas pipelines and related processing facilities continues to increase, we expect to be able to capture additional revenue generated from the sale of associated natural gas and reduce the amount of gas that is flared.

Additionally, we have continued to improve our water handling costs by drilling water disposal wells and installing related pipeline infrastructure. These efforts should allow us to reduce operating costs as we eliminate trucking costs and avoid third party disposal costs.

Our Oil and Gas Reserves

As of December 31, 2013, we had estimated proved reserves of 138.3 MMBbls of oil and 174.0 Bcf of natural gas with a present value discounted at 10% of $3.5 billion based on pricing described below, before income tax effect, or $2.8 billion after the effect of income taxes (Refer to Item 7 under the heading PV-10 of this Annual Report for further discussion regarding the use of this Non-GAAP measure). This is an increase of 71% over our 2012 crude oil reserves and 109% over our 2012 natural gas reserves. Our reserves are comprised of 83% crude oil and 17% natural gas on an energy equivalent basis.

All of our reserves are located within the continental United States with 99.9% in the Williston Basin in North Dakota. Netherland, Sewell & Associates, Inc. (“NSAI”), our independent petroleum engineering consulting firm, prepared our estimated reserves as of December 31, 2013, 2012 and 2011. Reserve estimates are inherently imprecise and remain subject to revisions based on production history, results of additional exploration and development drilling, results of secondary and tertiary recovery applications, prevailing oil and natural gas prices, and other factors. You should read the notes following the table below and the information following the notes to our audited financial statements for the years ended December 31, 2013 and 2012 included in this Annual Report in conjunction with the following reserve estimates:

	As of December 31,
	2013 (2)	2012 (3)
Proved Developed Oil Reserves (MBbls)	63,934.1	36,158.0
Proved Undeveloped Oil Reserves (MBbls)	74,322.9	44,771.8
Total Proved Oil Reserves (MBbls)	138,257.0	80,929.8

Proved Developed Gas Reserves (MMcf)	78,822.7	41,870.3
Proved Undeveloped Gas Reserves (MMcf)	95,162.4	41,253.3
Total Proved Gas Reserves (MMcf)	173,985.1	83,123.6

Total Proved Oil Equivalents (MBOE)(1)	167,254.5	94,783.7

Present Value of Estimated Future Net Revenues After Income Taxes, Discounted at 10%(4) (In thousands)	$2,782,838	$1,608,527

(1)	We converted MMcf to MBOE at a ratio of six Mcf to one barrel of oil.

(2)
The values for the 2013 oil and gas reserves are based on the 12 month arithmetic average first of month price January through December 31, 2013 crude oil price of $96.91 per barrel (West Texas Intermediate price) and natural gas price of $3.51 per MMBtu (Questar Rocky Mountains price) or $3.75 per MMBtu (Northern Ventura price). All prices are then further adjusted for transportation, quality and basis differentials. The average resulting price used as of December 31, 2013 was $89.24 per barrel of oil and $4.96 per Mcf for natural gas.

(3)
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

(4)
The Present Value of Estimated Future Net Revenues After Income Taxes, Discounted at 10%, is referred to as the “Standardized Measure.” There is a $695.4 million tax effect in 2013 and a $310.6 million tax effect in 2012. For more information, please refer to Note 15 - Supplemental Oil and Gas Reserve Information (Unaudited) under Item 8 in this Annual Report.

The table below summarizes our remaining estimated reserves by field, operating area and category as of December 31, 2013:

	Net Remaining Oil (MBbls)	Net Remaining Gas (MMcf)	Net Remaining Oil Equivalent (MBOE)	Percent of total Proved Reserves
Proved Developed Producing
Dunn County	19,403.2	10,861.1	21,213.4	12.7%
Smokey/Koala	14,914.1	25,522.1	19,167.8	11.5%
Polar/Ursid	28,707.7	41,329.2	35,595.9	21.3%
Other	909.0	1,110.4	1,094.1	0.7%
Total Proved Developed Producing (1)	63,934.1	78,822.7	77,071.2	46.1%

Proved Undeveloped
Dunn County	18,150.8	9,783.4	19,781.4	11.8%
Smokey/Koala	16,591.9	29,123.2	21,445.8	12.8%
Polar/Ursid	35,832.3	50,862.0	44,309.3	26.5%
Other	3,747.8	5,393.7	4,646.8	2.8%
Total Proved Undeveloped (1)	74,322.9	95,162.4	90,183.3	53.9%

Total Proved Reserves	138,257.0	173,985.1	167,254.5	100.0%
(1)    Totals may not sum or recalculate due to rounding.
The increase in our total proved reserves in 2013 in the amount of 72.5 MMBOE is a result of our drilling and completion activity on our Bakken properties and our 2013 acquisitions, net of divestitures. We drilled a total of 191 gross (87.8 net) wells and completed 223 gross (99.6 net) wells, thereby incurring a net total of $994.0 million in capital expenditures for these operations. Included in the 191 gross wells drilled were 93 gross (10.0 net) wells drilled by third parties in which we have non-operated interests. In addition, during 2013, we acquired 23.9 MMBOE of proved reserves, net of divestitures.

Our total proved undeveloped (PUD) reserves as of December 31, 2013 were 90.2 MMBOE, which represents 53.9% of our total proved reserves as compared to 51.6 MMBOE or 54.5% of our total proved reserves at December 31, 2012. At year-end 2012, PUD reserves were attributed to 193 gross locations. Of these 193 gross locations, 69 gross wells were drilled, completed and placed on production during 2013 through expenditures of $303.5 million, 123 gross locations remain undrilled but are in various stages of preparation and permit acquisition and are expected to be drilled over the next year, and one is no longer classified as proved. One PUD location has been classified as such for more than three years. We anticipate this well will be completed in early 2014.

Largely as a result of our drilling program that evaluated downspacing in both the Middle Bakken and TFS formations and acquisitions during 2013, we increased the number of PUD locations from 193 gross at year-end 2012 to 458 gross at year-end 2013, resulting in approximately 2.5 years of drilling activity. These PUD locations offset our existing producing wells or are in DSU's that offset producing wells. The following table details the changes in the number of PUD locations, as well as MMBOE, included in our PUD Reserves:

	Locations	MMBOE
PUD's at December 31, 2012	193	51.6
Extensions, discoveries and other additions	271	41.4
Conversion to proved developed reserves	(69)	(18.9)
Purchases of minerals in place	68	11.5
Revisions of previous estimates	—	4.8
Sales of minerals in place	(5)	(0.2)
PUD's at December 31, 2013	458	90.2

Controls Over Reserve Report Preparation, Technical Qualifications and Technologies Used

Our year-end reserve report was prepared by NSAI based upon a review of property interests being appraised, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, geoscience and engineering data, and other information we provided to them. To ensure accuracy and completeness of the data prior to submission to NSAI, the information we provide is reviewed by our Senior Reservoir Engineer, Wally O’Connell. Mr. O’Connell, a Registered Professional Engineer, is our Reserves Manager and has over 40 years of experience in the oil and gas industry in the areas of engineering and reserves management. He has worked for us since 2007 in the role of Reserves Manager. Prior to such time, he served as Exploitation Manager‑Wattenberg Area for both Anadarko Petroleum Corporation from 2006 to 2007 and Kerr-McGee Rocky Mountain Corporation from 1998 to 2006. Prior to such time, he served in a variety of lead reservoir and petroleum engineering positions at various companies, including Questa Engineering Corporation, Whiting Petroleum Corporation and Nicor Exploration Company. He received a Bachelor of Science in Petroleum Engineering from Montana College of Mineral Science and Technology in 1972. Mr. O'Connell reports to our Executive Vice President of Operations.

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

For more information regarding our oil and gas reserves, please refer to Note 15 - Supplemental Oil and Gas Reserve Information (Unaudited), under Item 8 in this Annual Report.

Our Drilling Activity
The following table sets forth the number and type of wells that we completed during the years ended December 31, 2013, 2012 and 2011. All of our drilling activities are conducted on a contract basis by independent drilling contractors. We do not own any drilling equipment.

	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Development wells, completed as:
Oil wells	223	99.6	121	62.3	35	15.4
Gas wells	—	—	3	0.3	1	0.1
Non-Productive (1)	—	—	—	—	—	—
Exploratory wells, completed as:
Oil wells	—	—	—	—	—	—
Gas wells	—	—	—	—	—	—
Non-Productive (1)	—	—	—	—	—	—
Total	223	99.6	124	62.6	36	15.5

(1)	A non-productive well (also known as a dry hole) is a well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.
Productive Wells
As part of our corporate strategy, we seek to operate our wells where possible and to maintain a high level of participation in our wells by investing our own capital in drilling operations. The following table summarizes our productive wells as of December 31, 2013, all of which are located in the Rocky Mountain region of the United States. Productive wells are wells that are producing or capable of producing, including shut-in wells.

	Operated		Non-operated		Total
	Gross	Net	Gross	Net	Gross	Net
Williston Basin
Oil wells (1)	245	191.6	350	47.1	595	238.7
Wyoming/Colorado
Gas wells	—	—	10	1.4	10	1.4
Total	245	191.6	360	48.5	605	240.1

(1)	In February 2014, we divested 9 gross (6.9 net) operated wells and 3 gross (0.3 net) non-operated wells located in the southwestern area of our Williston Basin acreage.
Our Leasehold
As of the date of this filing, we had several hundred lease agreements representing approximately 362,400 gross and 183,100 net acres.

In the Williston Basin of North Dakota, as of the date of this filing, we owned an interest in approximately 327,800 gross acres and 173,000 net acres. The majority of our Williston Basin leaseholds (approximately 133,400 net acres) is held under fee and federal leases. These leases typically carry a primary term of 3 to 10 years with landowner royalties of approximately 12.5% to 20.0%. In most cases, we obtain “paid up” fee leases, which do not require annual delay rentals. The federal lands require annual delay rentals of $1.50 to $2.00 per net acre.

Our remaining Williston Basin leaseholds of approximately 39,600 net acres, in Dunn County, North Dakota are entirely encompassed by the Fort Berthold Indian Reservation which is held in trust and administered by the Bureau of Indian Affairs (BIA) on behalf of the individual members of the Hidatsa, Mandan and Arikara tribes, collectively known as the Three Affiliated Tribes. Typically these lands are acquired through private negotiations with the individual land owners and the Three Affiliated Tribes and have a primary lease term of five years. In most cases we have one to three years remaining on the primary term of these leases. Approximately 30% of these lands are encompassed within federal operating units approved by the Bureau of Land Management (“BLM”) that allow for orderly exploration and development. The land owner typically retains an 18% landowner royalty. In most cases, these lands require an annual delay rental of $2.50 per net acre.

In the Green River Basin, we own approximately 34,600 gross acres and 10,100 net acres. The majority of our acreage in Wyoming and Colorado is located on federal lands administered by the BLM. Typically these lands are acquired through a public auction and have a primary lease term of ten years. The U.S. Department of the Interior normally retains a 12.5% royalty interest in these lands. Most of our lands in this area are encompassed within federal operating units approved by the BLM that allow for the orderly exploration and development of the federal lands. In most cases, these federal lands require an annual delay rental of $1.50 per net acre.

The following table sets forth our gross and net acres of developed and undeveloped oil and natural gas leases as of the date of this filing:

	Undeveloped Acreage (1)		Developed Acreage (2)		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Williston Basin
North Dakota (3)	114,764	58,033	212,987	114,978	327,751	173,011
Green River Basin
Wyoming	14,589	4,009	9,009	1,799	23,598	5,808
Colorado	8,027	3,067	2,974	1,252	11,001	4,319
	22,616	7,076	11,983	3,051	34,599	10,127

Acreage Totals	137,380	65,109	224,970	118,029	362,350	183,138

(1)
Undeveloped acreage is lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage includes proved reserves.

(2)	Developed acreage is the number of acres that are allocated or assignable to producing wells or wells capable of production.

(3)
In February 2014, we divested approximately 27,300 gross acres and 19,700 net non-strategic acres located in the southwestern area of our Williston Basin acreage. This divestiture is reflected in the above acreage table.

We believe we have satisfactory title, in all material respects, to substantially all of our producing properties in accordance with standards generally accepted in the oil and natural gas industry. Substantially all of our proved oil and natural gas properties are pledged as collateral for borrowings under our credit facility.
Substantially all of the leases summarized in the preceding table will expire at the end of their respective primary terms unless (i) we have obtained production from the acreage subject to the lease prior to the end of the primary term, in which event the lease will remain in effect until the cessation of production; or (ii) the existing lease is renewed; or (iii) it is contained within a Federal unit. Based on our current drilling plans we do not expect to lose any material acreage through expiration. The following table sets forth the gross and net acres of undeveloped land subject to leases that will expire over the next three years and have no options for renewal or are not included in Federal units:

	Expiring Acreage
Year Ending	Gross	Net
December 31, 2014	8,471	5,495
December 31, 2015	10,776	7,085
December 31, 2016	3,239	2,222
Total	22,486	14,802

Crude Oil and Natural Gas Market and Major Customers

The principal products we produce are crude oil and natural gas. These products are marketed and sold primarily to purchasers that have access to nearby pipeline facilities, refineries or other markets. Typically, both crude oil and natural gas are sold at the wellhead under contracts at negotiated prices based upon factors normally considered in the industry such as distance from well to pipeline, pressure, and quality. We currently have no long- term fixed‑price physical delivery contracts in place.

Commensurate with our growth in oil production, we have diversified our oil purchasers. The sales of our crude oil are to third‑party marketing companies and a regional pipeline entity that also sells to these and other marketing companies. During the year ended December 31, 2013, we had sales to two purchasers that exceeded 10% of our total oil and gas revenue, whereby such purchasers purchased 23% and 14%, respectively, of our total oil and gas revenue. Although a substantial portion of our production is purchased by these customers, we do not believe the loss of any one customer would have a material adverse effect on our business as other customers would be accessible to us.

Our results of operations and financial condition are significantly affected by oil and natural gas commodity prices, which can fluctuate dramatically. The market for oil and natural gas is beyond our control and prices are difficult to predict. We currently use commodity derivative instruments to limit our overall exposure to fluctuations in oil prices but these derivative instruments may also reduce our potential cash flows by limiting our exposure to commodity price increases. Our commodity derivative instruments are intended to mitigate the risk of a reduction in cash flows that may affect our ability to meet our obligations and capital expenditure budget while at the same time ensuring an acceptable rate of return on our investments. Our total volumes that can underly these commodity derivative instruments are limited under our credit facility to 75% to 90% of our forecasted production.

Because we do not currently have firm capacity on pipelines or rail loading facilities that take oil and gas out of the Williston Basin, we will continue to be affected by changes in the price received locally versus prices at quoted market centers, including West Texas Intermediate (WTI). This differential can vary widely because of changes in supply and demand locally and at the market centers as well as the utilization of transportation capacity between these points. During 2013, we experienced differentials ranging from $2.60 per barrel to $15.94 per barrel. We are not currently able to hedge this differential using financial instruments, which reduces the effectiveness of our commodity derivative instruments that are based on WTI prices.

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

The Comprehensive Environmental, Response, Compensation, and Liability Act, or CERCLA, and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at such sites. The government occasionally files claims requiring cleanup actions, demands for reimbursement for government‑incurred cleanup costs, or natural resource damages, or for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes govern the disposal of “solid waste” and “hazardous waste” and authorize the imposition of substantial fines and penalties for noncompliance, as well as requirements for corrective actions. Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting our operations may impose clean-up liability relating to petroleum and petroleum‑related products. In addition, although RCRA classifies certain oilfield wastes as “non-hazardous,” such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements. CERCLA, RCRA and comparable state statutes can impose liability for clean-up of sites and disposal of substances found on drilling and production sites long after operations on such sites have been completed. Other statutes relating to the storage and handling of pollutants include the Oil Pollution Act of 1990, or OPA, which requires certain owners and operators of facilities that store or otherwise handle oil to prepare and implement spill response plans relating to the potential discharge of oil into surface waters. The OPA contains numerous requirements relating to prevention of, reporting of, and response to oil spills into waters of the United States. State laws mandate oil cleanup programs with respect to contaminated soil. A failure to comply with OPA’s requirements or inadequate cooperation during a spill response action may subject a responsible party to civil or criminal enforcement actions.
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
The Safe Drinking Water Act, or SDWA, and the Underground Injection Control (UIC) program promulgated thereunder, regulate the drilling and operation of subsurface injection wells. EPA directly administers the UIC program in some states and in others the responsibility for the program has been delegated to the state. The program requires that a permit be obtained before drilling a disposal well. Violation of these regulations and/or contamination of groundwater by oil and natural gas drilling, production, and related operations may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SDWA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

Our operations employ hydraulic fracturing techniques to stimulate oil and natural gas production from unconventional geological formations, which entails the injection of pressurized fracturing fluids into a wellbore. The federal Energy Policy Act of 2005 amended the SDWA to exclude hydraulic fracturing from the definition of “underground injection” under certain circumstances. However, the repeal of this exclusion has been advocated by certain advocacy organizations and others in the public. Legislation to amend the SDWA to repeal this exemption and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, has been introduced in the current session of Congress. In addition, the EPA at the request of Congress is currently conducting a national study examining the potential impacts of hydraulic fracturing on drinking water resources, with a draft of the final report expected to be released in 2014.
On May 16, 2013, the BLM published revised proposed rules to regulate hydraulic fracturing on federal public lands and Indian lands. The proposed rules would address well stimulation operations, including requiring agency approval for certain activities, and would require certain disclosures of well stimulation fluids and other information, as well as address issues relating to flowback water. In addition, some states and localities have adopted, and others are considering adopting, regulations or ordinances that could restrict hydraulic fracturing in certain circumstances, or that would impose higher taxes, fees or royalties on natural gas production. If new federal or state laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could result in delays, eliminate certain drilling and injection activities, make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business. It is also possible that our drilling and injection operations could adversely affect the environment, which could result in a requirement to perform investigations or clean-ups or in the incurrence of other unexpected material costs or liabilities.
The Clean Air Act, as amended, and comparable state statues, regulate and restrict the emission of air pollutants from many sources, including oil and gas operations, through permitting programs and the imposition of monitoring and reporting requirements. The EPA has developed and continues to develop, stringent regulations and emission standards, including the New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants, governing emissions of air pollutants from oil and natural gas production, processing, transmission and storage operations. EPA regulations include New Source Performance Standards for completions of hydraulically fractured wells and require certain emissions reduction practices and technology, including flaring and reduced emissions completions called “green completions.” EPA regulations also include specific requirements for emissions from compressors, controllers, dehydrators, storage tanks, and other production equipment and require oil and gas owners and operators to limit emissions of sulfur dioxide, volatile organic compounds and other pollutants from oil and natural gas well completions, recompletions, and production and storage operations. We continually review new regulations to assess their impact on our operations. Compliance with new and existing regulations could increase our costs of development and production. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Clean Air Act and associated state laws and regulations.
Legislation targeting air emissions from hydraulic fracturing activities has been introduced in the current session of Congress. New legislation and regulations governing emissions of air pollutants may increase the costs of compliance for some facilities or the cost of transportation or processing of produced oil and natural gas which may affect our operating costs. In addition, new facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance.
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
Employees and Office Space
Our principal executive offices are located at 1625 Broadway, Suite 250, Denver, Colorado 80202, and our telephone number is (303) 592-8075. As of December 31, 2013, we employed 202 full-time employees. None of our employees are subject to a collective bargaining agreement, and we consider our relations with our employees to be very good.
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
RISK FACTORS
An investment in our common stock or notes involves a high degree of risk. In addition to the other information included in this Annual Report on Form 10-K, you should carefully consider each of the risks described below before purchasing shares of our common stock. The risk factors set forth below are not the only risks that may affect our business. Our business could also be affected by additional risks not currently known to us or that we currently deem to be immaterial. If any of the following risks actually occur, our business, financial condition and results of operations could materially suffer. As a result, the trading price of our common stock could decline, and you may lose all or part of your investment. Information in this section may be considered “forward-looking statements.” See “Cautionary Note Regarding Forward-Looking Statements” for a discussion of certain qualifications regarding such statements.

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
As of December 31, 2013, substantially all of our estimated proved reserves and production were generated in the Williston Basin in northwestern North Dakota. As a result, we may be disproportionately exposed to the impact of delays or interruptions of production from these wells caused by transportation capacity constraints, curtailment of production, availability of equipment, facilities, personnel or services, significant governmental regulation, natural disasters, adverse weather conditions, plant closures for scheduled maintenance or interruption of transportation of oil or natural gas produced from the wells in this area. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and gas producing areas such as the Williston Basin, which may cause these conditions to occur with greater frequency or magnify the effect of these conditions. Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.
Our substantial indebtedness, which may increase in the future, reduces our financial and operating flexibility.
As of December 31, 2013, we had $708.0 million of secured indebtedness, $1.55 billion of senior indebtedness and no subordinated indebtedness. As of the date of this filing, we have $1.55 billion of senior indebtedness, no subordinated indebtedness, $700.0 million of secured indebtedness, and borrowing capacity available under our credit facility of $650.0 million. In addition, we and our subsidiaries may incur substantial additional indebtedness in the future. Our $1.5 billion credit facility has a current borrowing base and aggregate commitments of $1.35 billion. In addition, the indentures governing our Senior Notes allow us to issue additional notes under certain circumstances, which notes would also be guaranteed by the guarantors. Such indentures allow us to incur certain other additional secured debt and allow our subsidiaries that do not guarantee the notes to incur additional debt, which would be structurally senior to the notes. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face would increase.
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
Our ability to meet our debt obligations and to reduce our level of indebtedness depends on our future performance. General economic conditions, oil and natural gas prices and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. If we do not have sufficient funds on hand to pay our debt when due, we may be required to seek a waiver or amendment from our lenders, refinance our indebtedness, incur additional indebtedness, sell assets or sell additional securities. We may not be able to complete such transactions on terms acceptable to us, or at all. Our failure to generate sufficient funds to pay our debts or to undertake any of these actions successfully could result in a default on our debt obligations, which would materially adversely affect our business, results of operations and financial condition.

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
Servicing our debt requires a significant amount of cash, which we may not have available when payments are due, and our ability to service our debt is largely dependent on our receipt of distributions or other payments from our subsidiaries.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the notes, will depend upon our future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. In addition, because we are a holding company, our ability to service our debt is largely dependent on the earnings of our subsidiaries and the payment of those earnings to us in the form of dividends, loans or advances and through repayment of loans or advances from us. Our subsidiaries are legally distinct from us and have no obligation to make funds available to us for such payment. The ability of our subsidiaries to pay dividends, repay intercompany notes or make other advances to us is subject to restrictions imposed by applicable laws, tax considerations and the agreements governing our subsidiaries. In addition, such payment may be restricted by claims against our subsidiaries by its creditors, including suppliers, vendors, lessors and employees.
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

If we do not have sufficient funds on hand to pay our debt, we may be required to seek a waiver or amendment from our lenders, refinance our indebtedness, sell assets or sell additional securities. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at the time. We may not be able obtain such financing or complete such transactions on terms acceptable to us, or at all. In addition, we may not be able to consummate an asset sale to raise capital or sell assets at prices that we believe are fair, and proceeds that we do receive may not be adequate to meet any debt service obligations then due. Our credit facility and the indentures governing our Senior Notes restrict, but do not completely prohibit, our ability to use the proceeds from asset sales. Our failure to generate sufficient funds to pay our debts or to undertake any of these actions successfully could result in a default on our debt obligations, which would materially adversely affect our business, results of operations and financial condition.
We may not be able to adhere to our proposed drilling schedule, and we may not be able to successfully drill or participate in wells that produce oil or natural gas in commercially viable quantities. Our drilling, completion and workover activities may affect our production.
Although we have budgeted to drill or participate in 100.0 net drilling locations for 2014, all locations may not be drilled within our expected time frame or at all. Our final determination of whether to drill or participate in any scheduled or budgeted wells will be dependent on a number of factors, including, but not limited to, the availability and costs of equipment and crews, economic and industry conditions, prices for oil and gas and the availability of sufficient capital resources.
In addition, we cannot assure you that each well we do drill or participate in will produce commercial quantities of oil and natural gas. The total cost of drilling, completing and operating a well is uncertain before drilling commences. Overruns in budgeted expenditures are a common risk that can make a particular project uneconomical. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling each well whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. Our use of seismic data is subject to interpretation and may not accurately identify the presence of natural gas and oil. Further, many factors may curtail, delay or cancel drilling, including the following:

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
Any of these risks can cause substantial losses, including personal injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution, environmental contamination or loss of wells and other regulatory penalties. The occurrence of any of these events could negatively affect our ability to successfully drill or participate in wells that produce oil or natural gas in commercially viable quantities.
To the extent that we do successfully drill or participate in wells that produce oil or natural gas, our drilling, completion and workover activities may affect the timing and amount of production from such wells.

Our commodity derivative instruments could result in financial losses or could reduce our earnings.
We enter into commodity derivative instruments in order to manage our commodity price risk and to provide a more predictable cash flow from operations. We have not and do not intend to designate our derivative instruments as hedges for accounting purposes. The fair value of our derivative instruments will be marked to market at the end of each quarter and the resulting net gains or losses due to changes in the fair value of our derivative instruments will be recognized in current earnings. Accordingly, our earnings may fluctuate significantly as a result of changes in fair value of our derivative instruments. Under our credit facility, we may hedge up to 75% to 90% of our forecasted production.
Our actual future production may be significantly higher or lower than we estimate at the time we enter into derivative contracts for such period. If the actual amount of production is higher than we estimated, we will have greater commodity price exposure than we intended. If the actual amount of production is lower than the notional amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flow from our sale of the underlying physical commodity, resulting in a substantial diminution of our liquidity. As a result of these factors, our commodity derivative instruments may not be as effective as we intend in reducing the volatility of our cash flows. Derivative instruments also expose us to the risk of financial loss in some circumstances, including when:

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
In addition, depending on the type of derivative arrangements we enter, the agreements could limit the benefit we would receive from increases in oil prices. We cannot assure you that the commodity derivative instruments we have entered into, or will enter into, will adequately protect us from fluctuations in oil prices.
The actual quantities and present value of our proved reserves may be lower than we have estimated. In addition, the present value of future net revenues from our proved reserves will not necessarily be the same as the current market value of our estimated oil and natural gas reserves.
This annual report on Form 10-K for the year ended December 31, 2013 contains estimates of our proved oil and natural gas reserves and the estimated future net revenues from these reserves. These reserve estimates were prepared by Netherland, Sewell & Associates, Inc. The process of estimating oil and natural gas reserves is complex and requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Accordingly, these estimates are inherently imprecise. Actual future production, oil and natural gas prices, revenues, taxes, development and operating expenses, and quantities of recoverable oil and natural gas reserves most likely will vary from these estimates and vary over time. Such variations may be significant and could materially affect the estimated quantities and present value of our proved reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development drilling, results of secondary and tertiary recovery applications, prevailing oil and natural gas prices and other factors, many of which are beyond our control. You should also not assume that our initial rates of production of our wells will lead to greater overall production over the life of the wells, or that early results suggesting lack of reservoir continuity will prove to be accurate.

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
In particular, our operations in North Dakota and Wyoming are conducted in areas subject to extreme weather conditions and often in difficult terrain. Primarily in the winter and spring, our operations are often curtailed because of cold, snow and wet conditions. Unusually severe weather could further curtail these operations, including drilling of new wells or production from existing wells, and depending on the severity of the weather, could have a material adverse effect on our business, financial condition and results of operations. In addition, weather conditions and other events could temporarily impair our ability to transport our oil and natural gas production.
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
For the year ended December 31, 2013, approximately 37% of our oil and natural gas revenues were from two purchasers. It is possible that one or more of our purchasers will become financially distressed and default on their obligations to us. Furthermore, bankruptcy of one or more of our purchasers, or some other similar procedure, might make it difficult for us to collect all or a significant portion of amounts owed by the purchasers. Our inability to collect our accounts receivable could have a material adverse effect on our results of operations.

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
Our properties are held under leases and working interests in leases. Generally, the leases we are a party to provide for a fixed term, but contain a provision that allows us to extend the term of the lease so long as we are producing oil or natural gas in quantities to meet the required payments under the lease. If we or the holder of a lease fail to meet the specific requirements of the lease regarding delay rental payments, continuous production or development, or similar terms, portions of the lease may terminate or expire. There can be no assurance that any of the obligations required to maintain each lease will be met. The termination or expiration of our leases or the working interests relating to leases may reduce our opportunity to exploit a given prospect for oil and natural gas production and thus have a material adverse effect on our business, results of operation and financial condition.
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
Our success is largely dependent upon our ability to develop our significant inventory of future drilling locations, undeveloped acreage and undeveloped reserves. As of December 31, 2013, approximately 54% of our total proved reserves were undeveloped. To the extent our drilling results are not as successful as we anticipate, natural gas and oil prices decline, or sufficient funds are not available to drill these locations and reserves, we may not capture the expected or projected value of these properties. In addition, delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic.
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
We use the full cost method of accounting to account for our oil and natural gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop oil and natural gas properties. Under full cost accounting rules, the net capitalized costs of oil and natural gas properties may not exceed a “full cost ceiling” which is based upon the present value of estimated future net cash flows from proved reserves, including the effect of commodity derivative instruments in place, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If at the end of any fiscal period we determine that the net capitalized costs of oil and natural gas properties exceed the full cost ceiling, we must charge the amount of the excess to earnings in the period then ended. This is called a “ceiling test write-down.” This charge does not impact cash flow from operating activities, but does reduce our net income and stockholders' equity. While we did not recognize any ceiling test write‑downs for the year ended December 31, 2013, we may recognize write‑downs in the future if commodity prices continue to decline or if we experience substantial downward adjustments to our estimated proved reserves.
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
The regulations of “over-the-counter” derivatives introduced by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) could adversely impact our hedging strategy.
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

Whether and to what extent we will be subject to the rules and regulations promulgated under the Dodd-Frank Act will depend on the final rules and definitions adopted by the CFTC and other regulators. The possible effect of the Dodd-Frank Act could be to increase our overall costs of entering into derivatives transactions. In particular, on November 18, 2011 the CFTC published final rules under the Dodd-Frank Act establishing position limits for certain, energy commodity futures and options contracts and economically equivalent swaps, futures and options. The position limit levels set the maximum amount of covered contracts that a trader may own or control separately or in combination, net long or short. The final rules also contain limited exemptions from position limits which will be phased in over time for certain bona fide hedging transactions and positions that were established in good faith before the initial limits become effective. Those final rules were the subject of a legal challenge and were vacated by a federal court in 2013. However, on November 5, 2013, after further study to address the court’s concerns regarding the necessity and appropriateness of the rules, the CFTC proposed new rules similar to those proposed in 2011. We cannot predict whether these proposed rules will be adopted, if they will be the subject of a further legal challenge, or the impact of the proposed rules on us by affecting the prices of or market for commodities relevant to our operations and/or reducing the availability to us of commodity derivatives. Further, new margin requirements and capital charges, even if not directly applicable to us, may cause an increase in the pricing of derivatives transactions sold by market participants to whom such requirements apply. Administrative costs, due to new requirements such as registration, recordkeeping, reporting, and compliance, even if not directly applicable to us, may also be reflected in higher pricing of derivatives. New exchange‑trading and trade reporting requirements may lead to reductions in the liquidity of derivative transactions, causing higher pricing or reduced availability of derivatives, adversely affecting the performance of our hedging strategies. Additionally, the financial counterparties to our derivative instruments may be required to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty.
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
Hydraulic fracturing is a common practice that is used to stimulate production of hydrocarbons from tight formations. The process involves the injection of water, sand and chemicals under pressure into rock formations to fracture the surrounding rock and stimulate production. There has been increasing public controversy regarding hydraulic fracturing with regard to the transportation and use of fracturing fluids, impacts on drinking water supplies, use of waters, and the potential for impacts to surface water, groundwater, air quality and the environment generally. A number of lawsuits and enforcement actions have been initiated implicating hydraulic fracturing practices. Additional legislation or regulation could make it more difficult to perform hydraulic fracturing, cause operational delays, increase our operating costs or make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings. New legislation or regulations in the future could have the effect of prohibiting the use of hydraulic fracturing, which would prevent us from completing our wells as planned and would have a material adverse effect on production from our wells. If these legislative and regulatory initiatives cause a material delay or decrease in our drilling or hydraulic fracturing activities, our business and profitability could be materially impacted.
Changes in tax laws may impair our results of operations.
The current administration's proposed budget for the 2014 fiscal year and recently proposed legislation would, if enacted, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax preferences currently available to oil and gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain U.S. production activities, (iv) implementation of certain international tax reforms and (v) an extension of the amortization period for certain geological and geophysical expenditures. It is not possible at this time to predict how legislation or new regulations that may be adopted to address these proposals would impact our business, but any such future laws and regulations could adversely affect the amount of our taxable income or loss.

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

The lack of availability or high cost of drilling rigs, equipment, supplies, insurance, personnel and oilfield services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.
Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, equipment, supplies or qualified personnel. Due to our significant growth, among other things, we continue to experience a lack of resources and services. During these periods, the costs and delivery times of rigs, equipment and supplies tend to increase, in some cases substantially. In addition, the demand for, and wage rates of, qualified drilling rig crews rise as the number of active rigs in service increases within a geographic area. If increasing levels of exploration and production result in response to strong prices of oil and natural gas, the demand for oilfield services will likely rise, and the costs of these services will likely increase, while the quality of these services may suffer. While we currently have seven drilling rigs under contract, these contracts have limited remaining tenors. Four of the contracts expire in 2014, one expires in 2015 and two in 2016. Thus, the future lack of availability or high cost of drilling rigs, as well as any future lack of availability or high costs of other equipment, supplies, insurance or qualified personnel, in the areas in which we operate could materially and adversely affect our business and results of operations.
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
We do not anticipate paying cash dividends on our common stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant. Furthermore, our credit facility prohibits us from paying dividends with respect to our common stock. Accordingly, investors may only see a return on their investment if the value of our securities appreciates.
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
We have no material legal proceedings pending, and we do not know of any material proceedings contemplated by governmental authorities. There are no material proceedings to which any director, officer or any of our affiliates, any owner of record or beneficially of more than five percent of any class of our voting securities, or any associate of any such director, officer, our affiliates, or security holder, is a party adverse to us or our consolidated subsidiaries or has a material interest adverse to us or our consolidated subsidiaries.

ITEM 4.	MINE SAFETY DISCLOSURES
These disclosures are not applicable to us.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Shares of our common stock, no par value, are issued in registered form. The transfer agent for the shares is Computershare Trust Company Inc., 100 University Avenue, 9th Floor, Toronto, Ontario M5J 2Y1. Our common stock began trading on the NYSE on August 4, 2011 under the symbol “KOG”. Prior to that, from June 21, 2006 through August 3, 2011, our common stock traded on the NYSE MKT. On February 27, 2014, there were 89 holders of record of our Common Stock which does not include the shareholders for whom shares are held in a nominee or street name. The following table sets forth our common stock high and low prices by quarter for 2012 and 2013.

	NYSE
Quarter Ended	High	Low
December 31, 2013	$14.11	$10.12
September 30, 2013	$12.21	$8.34
June 30, 2013	$9.25	$7.27
March 31, 2013	$9.74	$8.56
December 31, 2012	$9.97	$8.03
September 30, 2012	$9.92	$7.50
June 30, 2012	$10.15	$6.92
March 31, 2012	$10.90	$8.58
Dividend Policy
We have never paid any cash dividends on our common stock and do not anticipate paying any dividends in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion and development of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements, limitations under our credit facility and Senior Notes (defined below) and other factors as our board may deem relevant at that time. See Note 5 - Long-Term Debt under Item 8 in this Annual Report for additional information.

Comparison of Cumulative Return
The following graph compares the cumulative return on a $100 investment in our common stock over the last five fiscal years beginning January 1, 2009 through December 31, 2013, to that of the cumulative return on a $100 investment in the S&P 500 Composite, NYSE Arca Oil Index, and the Dow Jones U.S. Oil & Gas Index for the same period. In calculating the cumulative return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purpose only. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
ASSUMES $100 INVESTED ON JANUARY 1, 2009
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR END DECEMBER 31, 2013

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Kodiak Oil & Gas Corp.	$100	$716	$2,129	$3,065	$2,855	$3,616
S&P 500 Composite	$100	$126	$146	$149	$172	$228
NYSE Arca Oil Index	$100	$113	$132	$138	$143	$179
Dow Jones U.S. Oil & Gas Index	$100	$117	$140	$146	$153	$193

Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2013

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	8,713,330	(1)	$6.12	(2)	22,562,004	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	8,713,330		$6.12		22,562,004

(1)
This number reflects 6,100,155 shares issuable upon the exercise of outstanding stock options, 2,578,175 shares issuable upon the vesting of restricted stock units (RSUs) or restricted stock awards and 35,000 shares issuable upon the vesting of performance awards (PAs). The PAs are payable in cash or, in the Nominating and Corporate Governance Committee's discretion, shares of the Company's common stock.

(2)	The restricted stock, RSUs and PAs do not have an exercise price; accordingly, the weighted average exercise price in this column reflects the exercise price of the stock options.

(3)
This number is based on an aggregate of 37,138,264 shares of the Company's common stock authorized for issuance under the 2007 Stock Incentive Plan as of December 31, 2013, as amended. Pursuant to Amendment No. 1 to the 2007 Stock Incentive Plan, adopted by the Company's shareholders of June 3, 2010, beginning on January 1, 2011, the aggregate number of shares authorized for issuance under the 2007 Stock Incentive Plan, as amended, shall be adjusted to equal 14% of the Company's issued and outstanding shares of common stock, calculated as of January 1 of the respective year. Such shares included within the 2007 Stock Incentive Plan may be either authorized but unissued shares or shares re-acquired and held in treasury.

Issuer Purchases of Equity Securities
The following table provides information about purchases by the Company and any affiliated purchaser, (as defined in Rule 10b-18(a)(3) under the Exchange Act) in the months which such purchases occurred, for the year ended December 31, 2013, of shares of the Company’s common stock, which is the sole class of equity securities registered by the Company pursuant to Section 12 of the Exchange Act.

	(a)	(b)	(c)	(d)
Period	Total number of Shares or Units Purchased (1)	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 - January 31, 2013	55,098	$8.55	—	—
March 1, 2013 - March 31, 2013	4,690	$9.46	—	—
June 1, 2013 - June 30, 2013	76,739	$9.07	—	—
December 1, 2013 - December 31, 2013	89,260	$12.47	—	—
Total	225,787	$10.29	—	—

(1)
Acquired by the Company in exchange for payment of U.S tax obligations for certain participants in our 2007 Stock Incentive Plan that elected to surrender a portion of their shares in connection with vesting of restricted stock awards.

Exchange Controls
Canada has no system of exchange controls. There are no exchange restrictions on borrowing from foreign countries nor on the remittance of dividends, interest, royalties and similar payments, management fees, loan repayments, settlement of trade debts, or the repatriation of capital. However, dividends remitted to U.S. Holders (as defined below) generally will be subject to Canadian withholding tax.
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
Additional Tax on Passive Income
Certain individuals, estates and trusts whose income exceeds certain thresholds will be required to pay a 3.8% Medicare surtax on “net investment income” including, among other things, dividends and net gain from disposition of property (other than property held in certain trades or businesses). U.S. Holders should consult with their own tax advisors regarding the effect, if any, of this tax on their ownership and disposition of common shares.
Passive Foreign Investment Company Rules
If the Company were to constitute a PFIC (as defined below) for any year during a U.S. Holder’s holding period, then certain different and potentially adverse tax consequences would apply to such U.S. Holder’s acquisition, ownership and disposition of common shares. The Company does not believe that it was a PFIC for the tax year ended December 31, 2013, and based on current business plans and financial projections, the Company does not expect that it will be a PFIC for the tax year ending December 31, 2014. The determination of whether the Company will be a PFIC for a taxable year depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In addition, whether the Company will be a PFIC for its current taxable year depends on the assets and income of the Company over the course of each such taxable year and, as a result, cannot be predicted with certainty as of the date of this document. Consequently, there can be no assurance regarding the Company’s PFIC status for any taxable year during which U.S. Holders hold common shares, and there can be no assurance that the IRS will not challenge the determination made by the Company concerning its PFIC status.
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
Information Reporting; Backup Withholding Tax
Under U.S. federal income tax law and Treasury Regulations, certain categories of U.S. Holders must file information returns with respect to their investment in, or involvement in, a foreign corporation. For example, U.S. return disclosure obligations (and related penalties) are imposed on individuals who are U.S. Holders that hold certain specified foreign financial assets in excess of certain threshold amounts. The definition of specified foreign financial assets includes not only financial accounts maintained in foreign financial institutions, but also, unless held in accounts maintained by a financial institution, any stock or security issued by a non-U.S. person, any financial instrument or contract held for investment that has an issuer or counterparty other than a U.S. person and any interest in a foreign entity. U. S. Holders may be subject to these reporting requirements unless their common shares are held in an account at certain financial institutions. Penalties for failure to file certain of these information returns are substantial. U.S. Holders should consult with their own tax advisors regarding the requirements of filing information returns under these rules, including the requirement to file an IRS Form 8938 for prior tax years in which the obligation to file such form was suspended.
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
The following table sets forth selected consolidated financial data as of and for the years ended December 31, 2009 through December 31, 2013. The data as of and for the fiscal years ended December 31 for each respective year was derived from our historical consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K and in our prior Annual Reports on Form 10-K, as applicable.

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

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Consolidated Statements of Income Information:
Revenues:
Oil sales	$858,242	$390,425	$115,692	$30,212	$10,652
Gas sales	46,370	18,265	4,294	783	625
Total revenues	904,612	408,690	119,986	30,995	11,277
Operating expenses:
Oil and gas production	190,411	85,498	26,885	6,795	2,220
Depletion, depreciation, amortization and accretion	317,223	155,634	32,068	8,234	3,159
General and administrative	47,224	34,528	19,495	12,190	8,522
Total operating expenses	554,858	275,660	78,448	27,219	13,901
Operating income (loss)	349,754	133,030	41,538	3,776	(2,624)
Other income (expense):
Gain (loss) on commodity price risk management activities, net	(45,028)	44,602	(20,114)	(6,146)	—
Interest income (expense), net	(74,245)	(22,911)	(18,887)	(39)	53
Other income	3,535	3,663	1,338	7	8
Total other income (expense)	(115,738)	25,354	(37,663)	(6,178)	61
Income (loss) before income taxes	234,016	158,384	3,875	(2,402)	(2,563)

Income tax expense	92,600	26,800	—	—	—

Net income (loss)	$141,416	$131,584	$3,875	$(2,402)	$(2,563)

Net income (loss) per share:
Basic	$0.53	$0.50	$0.02	$(0.02)	$(0.02)
Diluted	$0.53	$0.49	$0.02	$(0.02)	$(0.02)

Other Financial Information:
Net cash provided by operating activities	$553,602	$272,679	$53,913	$10,315	$9,396
Net cash used in investing activities	$(1,719,142)	$(1,348,078)	$(590,749)	$(200,009)	$(28,155)
Net cash provided by financing activities	$1,141,570	$1,017,855	$517,242	$266,007	$36,064

Consolidated Balance Sheet Information:
Total assets	$3,923,770	$2,373,636	$1,699,477	$369,937	$79,683
Long-term debt	$2,262,976	$1,100,622	$750,000	$40,000	$—
Total stockholders’ equity	$1,193,072	$1,035,872	$839,680	$299,047	$69,928

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Our oil and natural gas reserves and operations are primarily concentrated in the Williston Basin of North Dakota, where the principal target of drilling is the Bakken Shale hydrocarbon system highlighted by production from the Middle Bakken member, located between two Bakken shales that serve as the source rock, and the TFS Formation, positioned immediately below the Lower Bakken Shale. As of December 31, 2013, we owned an interest in approximately 357,200 gross (193,100 net) acres in the Williston Basin and had an interest in 595 gross (238.7 net) producing wells in the Williston Basin. In February 2014, we divested approximately 27,300 gross (19,700 net) acres of non-strategic leasehold in the Williston Basin, including 12 gross (7.2 net) producing wells as further discussed below.

Oil and Gas Property Acquisitions and Divestitures

The following is a summary of our acquisitions and divestitures during the last two fiscal years:

July 2013 Acquisition

On July 12, 2013, we acquired certain oil and gas leaseholds, overriding royalty interests and producing properties located in North Dakota, and various other related rights, permits, contracts, equipment and other assets, including the assignment and assumption of a drilling rig contract (the “July 2013 Acquisition”) The purchase price for the July 2013 Acquisition was $680.0 million. Post-closing adjustments were $51.8 million, including $25.4 million in working capital items and $26.4 million of cash flow adjustments to reflect the acquisition's March 1, 2013 effective date. The seller received aggregate consideration of approximately $731.8 million in cash.

Included in the acquisition were approximately 42,000 net leasehold acres located in McKenzie and Williams Counties, North Dakota and net production during July 2013 of approximately 5,500 barrels of oil equivalent per day.  The acquired leasehold included 35 controlled drilling spacing units and was largely held by production. The southern Williams County lands, approximating 14,000 net acres, are adjacent to our core Polar area. An additional 25,000 net acres are located in our Ursid area in McKenzie County. The producing properties acquired in the July 2013 Acquisition contributed revenue to us for the year ended December 31, 2013 of $73.2 million. Oil and gas proved reserves acquired were 23,237.5 MBOE.

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

Through this acquisition, we acquired approximately 50,000 net leasehold acres located primarily in McKenzie and Williams Counties, North Dakota and net production during January 2012 of approximately 3,600 barrels of oil equivalent per day. We operate substantially all of the leasehold acquired through this acquisition. The producing properties acquired in the January 2012 Acquisition contributed revenue to us for the years ended December 31, 2013 and 2012 of $26.0 million and $33.6 million, respectively. Oil and gas proved reserves acquired were 11,891.3 MBOE.

Other Acquisitions, Divestitures, and Trades

During 2013, through various acquisitions, divestitures and trades, we divested approximately 3,700 net acres, which primarily consisted of certain producing properties and undeveloped leasehold that we acquired in our July 2013 Acquisition. Net proceeds from all of the transactions were approximately $34.8 million. As a result of these transactions, we were able to divest or trade out of non-operated units and increase our working interest in operated units.

In February 2014, we divested approximately 19,700 net acres of non-strategic leasehold in the Williston Basin for cash proceeds of approximately $69.2 million. This divestiture included 9 gross (6.9 net) operated wells and 3 gross (0.3 net) non-operated wells with average daily production of 300 BOE/d.

2013 Capital Expenditures and 2014 Capital Budget
The following table sets forth our actual capital expenditures for the years ended December 31, 2013, 2012, and 2011 and our capital expenditures budget for 2014. Capital expenditures include cash expenditures, accrued expenditures, oil and gas property acquisitions through the issuance of common stock and are net of divestitures (in millions).

	For the Years Ended December 31,
	2014 Budget	2013 Actual	2012 Actual	2011 Actual
Capital Expenditures:
Drilling and completion costs	$890.0	$994.0	$810.4	$260.6
Infrastructure and leasehold acquisitions	50.0	26.0	28.1	14.9
Total capital expenditures	$940.0	$1,020.0	$838.5	$275.5

Acquisitions, Net of Divestitures
Proved oil and gas properties		$400.1	$322.8	$152.5
Unproved oil and gas properties		271.7	313.1	168.0
Total acquisitions, net of divestitures		$671.8	$635.9	$320.5

Asset retirement obligations		$6.6	$4.9	$1.6
Capitalized interest		34.6	46.0	8.4

Total capitalized costs		$1,733.0	$1,525.3	$606.0
During 2013, we drilled and completed, or participated in the drilling and completion of 99.6 net wells and incurred drilling and completion costs of approximately $994.0 million. Our average well costs continue to decline in the Williston Basin. Our completed well costs averaged approximately $10 million in 2013 and have trended downward throughout the year, with current cost estimates of approximately $9 million. The declining well costs result from a combination of field efficiency gains and the reduction of third party oilfield service costs.

The table below summarizes the wells spud and completed during the year ended December 31, 2013 as a result of our 2013 capital expenditures. For the year ended December 31, 2013, we incurred capital expenditures of $994.0 million related to drilling and completion operations (exclusive of our acquisitions, trades and divestitures).

	Spud		Completed
	Gross	Net	Gross	Net
For the Year Ended December 31, 2013
Operated wells	98	77.8	103	82.4
Non-operated wells	93	10.0	120	17.2
	191	87.8	223	99.6
Our Board of Directors approved a $940.0 million capital expenditure budget for 2014, all of which is allocated to oil and gas activities in the Williston Basin of North Dakota. We have allocated $890.0 million to the drilling and completion of 100 net wells; and $50.0 million for water disposal systems, well connections and acreage acquisitions. We anticipate funding this capital program primarily from our expected cash flow from operations, and to a lesser extent, our current borrowing capacity available under our credit facility. As of the date of this filing, we had a borrowing base and total commitment for the credit facility of $1.35 billion, of which $642.0 million is available as of December 31, 2013.
The following chart illustrates our expected capital allocation in 2014 by operating area:
We currently, and we anticipate continuing to, operate seven drilling rigs during 2014. Our rig termination schedule allows us to adjust capital expenditures in reaction to economic conditions such as a decline in crude oil prices.
An important component of our 2014 capital expenditures program is the continued evaluation of wellbore density and deeper intervals within the TFS throughout our leaseholds. This evaluation includes drilling incrementally more wells in a drilling spacing unit (DSU) to determine the optimal number of wells that maximizes the recovery of reserves and provides the highest return on our invested capital.  During 2013, we finished drilling and completion operations where we tested tighter wellbore density in our Polar and Smokey operating areas in the Williston Basin. In each of these two areas, we drilled and completed 12 wells within the DSU with six wells in the Middle Bakken and six wells in the upper two productive intervals of the TFS, which represented about 800 feet separation between wellbores in each formation. These 12-well downspacing programs continue to meet our expectations and continue to perform in line with production results from the Company's earlier wells in the area.

     We recently completed the first of four planned, four to five-well pads in a DSU to the east of the original Polar downspacing pilot. The minimum16 wells in this 1,280-acre DSU will consist of eight wells in the Middle Bakken and eight wells in the TFS, including two in the lower interval of the TFS, which places the wellbores approximately 600 feet apart. We expect to have all four of the pads completed and producing in 2014.

Our 2014 capital expenditure budgets contemplates drilling 56 gross operated wells in the Middle Bakken and 52 gross operated wells in the TFS formations. The percentage drilled within each formation is consistent with the activity level of the past two years. We believe that most of our acreage is prospective for both the Middle Bakken and TFS formations. Production results continue to support the idea of two separate formations being the Middle Bakken and TFS formations.  To date, our wells in the TFS have been completed in the upper and middle intervals. In 2014, we plan to test wells in the lower interval of the TFS. We believe that our fracture stimulation techniques create communication between these intervals resulting in one larger reservoir. However, due to the entire thickness of the multiple intervals, we believe that additional wells will be required to be drilled within the entire TFS to effectively drain the reservoir.

                Additionally in 2014, we will continue to improve our water handling costs by drilling additional water disposal wells and installing related pipeline infrastructure.  These efforts should allow us to reduce operating costs as we eliminate trucking costs and avoid third party disposal costs.

Our 2014 capital expenditure budget is subject to various factors, including market conditions, oilfield services and equipment availability, commodity prices and drilling results. While we continue to explore opportunities to expand our acreage position, our current budget is primarily allocated to drilling and completing wells. If we choose to pursue the acquisition of significant additional leaseholds, we would need to increase our budget accordingly.

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
Liquidity and Capital Resources
Our 2014 drilling program is designed to provide flexibility in identifying suitable well locations and in the timing and size of capital investment. We plan to finance our 2014 capital expenditure budget of $940.0 million and our obligations under our Senior Notes and other contractual commitments primarily through cash flows from operations and, to a lesser extent, borrowing capacity under our credit facility, and any proceeds from sales of non-strategic assets, as discussed in more detail below:

Sources of Capital

Cash flow from operations. We expect our cash flow from operations to continue to increase commensurate with our anticipated increase in sales volumes. We have been able to increase our sales volumes on a quarter over quarter basis for the past several years. This increase is directly related to our successful operations as we have developed our properties and, to a lesser extent, existing production from acquired properties. If we are able to continue to drill and complete our wells as anticipated and they produce at rates similar to those generated by our existing wells, subject to the changes in the market price of crude oil, we would expect our production rates and operating cash flows to continue to increase as we continue to develop our properties.

Credit facility. As of December 31, 2013, our $1.5 billion credit facility has a current borrowing base and aggregate commitments of $1.35 billion. As of December 31, 2013, we had available borrowings under the credit facility of $642.0 million. As of the date of this filing, we have $650.0 million of available borrowing capacity under this credit facility. The ability to maintain and increase this facility and borrow additional funds is dependent on a number of variables, including our proved reserves, and assumptions regarding the price at which oil and natural gas can be sold. Further, we expect that our borrowing base will increase with the addition of proved properties resulting from our ongoing drilling and completion activities. We are subject to restrictive covenants under the credit facility. For further details on our credit facility please refer to Note 5 - Long-Term Debt under Item 8 in this Annual Report.

Divestitures of non-strategic assets. In February 2014, we divested approximately 19,700 net non-strategic acres in the Williston Basin for net proceeds of approximately $69.2 million. We will continue to evaluate potential sales of our non-strategic acreage.

Capital Requirements Outlook

We are dependent on our anticipated cash flows from operations and, to a lesser extent, the expected borrowing availability under our credit facility to fund our 2014 capital expenditures budget, our obligations under our Senior Notes and other contractual commitments (please refer to Note 5 - Long-Term Debt and Note 14 - Commitments and Contingencies under Item 8 in this Annual Report for further details). While we expect such sources of capital to be sufficient for such purposes, there can be no assurance that we will achieve our anticipated future cash flows from operations, that credit will be available under our credit facility when needed, or that we would be able to complete alternative transactions in the capital markets, if needed. Our ability to obtain financing on commercially reasonable terms is dependent on a number of factors, many of which we cannot control, including changes in our credit rating, interest rates, market perceptions of us and the oil and natural gas exploration and production industry and tax burdens due to new tax laws.

If our existing and potential sources of liquidity are not sufficient to satisfy such commitments and to undertake our currently planned expenditures, we believe that we have the flexibility in our commitments to alter our development program. We operate the majority of our leasehold, therefore we have the ability to adjust our drilling schedule to reflect a change in commodity prices or oilfield service environment. At this time the majority of our leasehold is held by production and the remaining acreage can be drilled within the primary term of the lease, even with a reduced number of drilling rigs.

Senior Notes

As of the date of this filing, we have $800.0 million outstanding under our 8.125% Senior Notes due in December 2019 (the "2019 Notes"), $350.0 million outstanding under our 5.50% Senior Notes due in January 2021 and $400.0 million outstanding under our 5.50% Senior Notes due in February 2022. The annualized interest to be incurred under all of the Senior Notes (as defined below) is approximately $106.3 million.

In January 2013, we issued at par $350.0 million principal amount of 5.50% senior notes due January 15, 2021 (the “2021 Notes”). The interest on our 2021 Notes is payable on January 15 and July 15 of each year. All of the net proceeds from the 2021 Notes were used to repay borrowings on our credit facility.

In July 2013, we issued at par $400.0 million principal amount of 5.50% Senior Notes due February 1, 2022 (the "2022 Notes" and, together with the 2019 Notes and the 2021 Notes, the "Senior Notes"). The interest on our 2022 Notes is payable on February 1 and August 1 of each year. All of the net proceeds from the 2022 Notes were used to repay borrowings on our credit facility.

For further discussion regarding our Senior Notes, please refer to Note 5 - Long-Term Debt under Item 8 in this Annual Report.

Working Capital

The measure of working capital is not critical to us because of the availability of our borrowing base which (as described above in "Credit facility") was $1.35 billion at December 31, 2013, of which $642.0 million was available to us. As part of our cash management strategy, we frequently use available funds to reduce any balance on our credit facility. Because of this, we generally maintain low cash and cash equivalent balances. Additionally, since our principal source of operating cash flows (proved reserves to be produced in future years) is not considered working capital, we often have negative working capital. Our working capital was a deficit of $61.1 million at December 31, 2013, as compared to a deficit of $49.4 million at December 31, 2012.

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

Cash Flow Analysis

The following is a summary of our change in cash and cash equivalents for the years ended December 31, 2013 and 2012 (in thousands):

	For the Years Ended December 31,
	2013	2012	Change

Net cash provided by operating activities	$553,602	$272,679	$280,923
Net cash used in investing activities	(1,719,142)	(1,348,078)	(371,064)
Net cash provided by financing activities	1,141,570	1,017,855	123,715
Decrease in cash and cash equivalents	$(23,970)	$(57,544)	$33,574
Net cash provided by operating activities. The key component of our net cash provided by operating activities is the revenue derived from our crude oil sales and the crude oil prices received for those sales. For the year ended December 31, 2013 as compared to the year ended December 31, 2012, our net cash provided by operating activities increased by $280.9 million, primarily due to the increase in crude oil sales volumes of 4.7 million barrels. Our revenues are directly affected by oil and natural gas commodity prices, which can fluctuate dramatically. The commodity prices are largely beyond our control and are difficult to predict. We have seen significant volatility in oil and natural gas prices in recent years. As such, we utilize derivative instruments, as further discussed under the heading "Operating Results" below, to partially mitigate the impact of decreases in crude oil prices.
Net cash used in investing activities. For the year ended December 31, 2013 as compared to the year ended December 31, 2012, our net cash used in investing activities increased by $371.1 million. This increase was primarily attributed to an increase in acquisitions, net of divestitures, of $85.9 million and our increased capital expenditures of $264.9 million from drilling and completions activities.

Net cash provided by financing activities. For the year ended December 31, 2013 as compared to the year ended December 31, 2012, our net cash provided by financing activities increased by $123.7 million. This increase was primarily the result of the increase in proceeds received from our senior notes offerings and net borrowings under our credit facility. For the year ended December 31, 2013, proceeds from our issuance of senior notes increased by $594.0 million and net borrowings under our credit facility increased by $218.0 million, as compared to the same period in 2012. These increases were offset by the $670.6 million receipt in January 2012 of cash held in escrow, which was used to fund our January 2012 Acquisition and the $15.2 million increase in debt issuance costs associated with our credit facility and issuance of the 2021 Notes and 2022 Notes.

Operating Results

The Bakken is the only field (as such term is used within the meaning of applicable regulations of the SEC) that contains more than 15% of our total proved reserves. At December 31, 2013, this field contained 99.9% of our total proved reserves. Our revenues are directly affected by oil and natural gas commodity prices, which can fluctuate dramatically. The commodity prices are largely beyond our control and are difficult to predict. We have seen significant volatility in oil and natural gas prices in recent years. The following table discloses our oil and gas sales volumes from the Bakken field and from our other fields combined and in total, for the periods indicated:

	For the Years Ended December 31,
	2013	2012	2011
Sales Volume:
Oil (MBbls)	9,439	4,704	1,345
Gas (MMcf)	7,242	3,302	523
Sales volumes (MBOE) (1)	10,646	5,254	1,432

Average Daily Sales Volume:
Oil (MBbls/day)	25.9	12.9	3.7
Gas (MMcf/day)	19.8	9.0	1.4
Sales volumes (MBOE/day) (1)	29.2	14.4	3.9

(1)	We convert Mcf of gas equivalent to oil at a ratio of six Mcf of gas (includes gas liquids) to one Bbl of oil.
Sales prices received, and costs incurred, presented on a per BOE basis, for the years ended December 31, 2013, 2012 and 2011 are summarized in the following table:

	For the Years Ended December 31,
	2013	2012	2011
Sales Price:
Oil ($/Bbls)	$90.92	$83.00	$86.05
Gas ($/Mcf) (1)	$6.40	$5.53	$8.22
BOE ($/BOE)	$84.97	$77.78	$83.81

Commodity Price Risk Management Activities ($/Sales BOE):
Settlements on commodity price risk management activities	$(1.58)	$2.57	$(2.72)

Production costs ($/Sales BOE):
Lease operating expenses	$6.48	$6.04	$8.67
Production and property taxes	$9.17	$8.34	$9.04
Gathering, transportation, marketing	$2.23	$1.89	$1.07
DD&A	$29.80	$29.62	$22.40
G&A	$4.44	$6.57	$13.62
Stock‑based compensation	$1.47	$2.12	$3.63

(1)	Average gas price received at the wellhead includes proceeds from natural gas liquids under percentage of proceeds contracts.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Oil sales revenues. Oil sales revenues increased by $467.8 million to $858.2 million for the year ended December 31, 2013 as compared to oil sales of $390.4 million for the year ended December 31, 2012. In 2013, our crude oil sales averaged 25,861 barrels per day. Our oil sales volume increased 101% to 9,439.2 thousand barrels (“MBbls”) in 2013 as compared to 4,704.1 MBbls in 2012. The volume increase is due to the development of our Bakken properties as well as our July 2013 Acquisition. Of the 4,735.1 MBbls increase in oil sales volume, 780.2 MBbls is related to the increase in production from producing wells acquired in the July 2013 Acquisition and 3,954.9 MBbls is attributed to our ongoing development of our properties and undeveloped acreage prior to this acquisition. The increase in crude oil revenues in 2013 is attributed to a $430.5 million positive impact due to increased sales volumes. Additionally, the average price we realized on the sale of our oil increased from $83.00 per barrel for the year ended December 31, 2012, to $90.92 for the year ended December 31, 2013, resulting in a positive impact of $37.3 million in oil sales revenues. Overall, 92% of the increase in oil sales revenue was attributed to increased volumes and 8% was attributed to the increase in crude oil prices received.

Natural gas sales revenues. Natural gas revenues increased by $28.1 million to $46.4 million for the year ended December 31, 2013 as compared to natural gas revenues of $18.3 million for the year ended December 31, 2012. Natural gas sales volumes increased by 3,939.9 million cubic feet ("MMcf") to 7,241.8 MMcf for the year ended December 31, 2013. In 2013, our natural gas sales averaged 19,841 MMcf per day. The average price we realized on the sale of our natural gas was $6.40 per Mcf in 2013 compared to $5.53 per Mcf in 2012. The increase in natural gas prices realized resulted in a $2.9 million increase in natural gas revenues and the increase in natural gas sales volumes resulted in a $25.2 million increase in natural gas revenues. Overall, 90% of the increase in natural gas sales revenue was attributed to increased sales volumes and 10% was attributed to the increase in natural gas prices received. The volume increase is due to the development of our Bakken properties as well as our July 2013 Acquisition. Of the 3,939.9 MMcf increase in natural gas sales volume, 345.2 MMcf is related to the increase in production from producing wells acquired in the July 2013 Acquisition and 3,594.7 MMcf is attributed to our ongoing development of our properties and undeveloped acreage prior to this acquisition. Although gas from certain wells continues to be flared, we have connected the majority of our wells to gas pipelines which allowed us to capture the related sales revenue. As these third-parties expand their processing capacity, we expect additional gas volumes to be gathered, processed and sold.

Oil and gas production expense. Our oil and gas production expense increased by $104.9 million to $190.4 million for the year ended December 31, 2013, from $85.5 million for the year ended December 31, 2012. The increase is due to a $53.8 million increase in production taxes, a $37.3 million increase in lease operating expenses (“LOE”), and a $13.9 million increase in gathering, transportation and marketing expenses ("GTM").

The production tax increase is attributable to increased revenue as it is calculated as a fixed percentage of sales revenue. On a per unit basis, production taxes increased from $8.34 per barrel sold for the year ended December 31, 2012 to $9.17 per barrel sold for the year ended December 31, 2013. This increase is the result of the increase in the crude oil and natural gas prices received in 2013 as compared to 2012. Production taxes as a percentage of sales revenue was 10.8% for the year ended December 31, 2013, as compared to 10.7% for the year ended December 31, 2012.

On a per unit basis, LOE increased from $6.04 per barrel sold for the year ended December 31, 2012 to $6.48 per barrel sold for the year ended December 31, 2013. The increase is primarily the result of increased well maintenance during 2013, as we incurred approximately $4.9 million, as compared to approximately $2.0 million during 2012. Also, as wells mature, we incur additional costs to put these wells on artificial lift, which increased costs in fuel, electricity, and related expenses. Water disposal continues to be the largest component of our lease operating expense and decreases in these costs on a per unit basis have partially offset increases in other LOE costs. Availability of both trucking and third party disposal facilities has improved, which has decreased our water disposal costs on a per unit basis. To further reduce water disposal costs, in 2013, we have drilled water disposal wells on several of our producing areas and are constructing water gathering systems where appropriate. As we continue to connect existing and future wells to these water gathering systems, we expect our LOE related to water disposal to continue to decrease on a per unit basis.

On a per unit basis, GTM increased from $1.89 per barrel sold for the year ended December 31, 2012 to $2.23 per barrel sold for the year ended December 31, 2013. This increase is primarily the result of an increased percentage of our total sales volumes being natural gas sales. Natural gas sales volumes as a percentage of total sales volumes increased from 10.5% for the year ended December 31, 2012 to 11.3% for the year ended December 31, 2013. Comparatively, the GTM related to natural gas is significantly higher than that of crude oil when measured on a per BOE basis. Consequently, as our natural gas sales volumes as a percentage of total sales volumes increases, we expect our GTM on a per BOE basis to increase.

Depletion, depreciation, amortization and abandonment liability accretion (“DD&A”) expense. Our DD&A expense increased $161.6 million to $317.2 million for the year ended December 31, 2013, from $155.6 million for the year ended December 31, 2012. This increase is due to more volumes being sold in 2013 as sales increased by approximately 5,391.7 MBOE. On a per unit basis, DD&A increased from $29.62 per BOE in 2012 to $29.80 per BOE in 2013.

General and administrative (“G&A”) expense. G&A expense increased by $12.7 million to $47.2 million for the year ended December 31, 2013, from $34.5 million for the year ended December 31, 2012. This increase is due to the growth in personnel and related costs as we have expanded our operational activities. Total employees have increased to 202 at year-end 2013 from 102 at year-end 2012. On a per unit basis, G&A decreased from $6.57 per barrel sold in 2012 to $4.44 per barrel sold in 2013. The decrease is primarily due to our increase in sales volumes from our ongoing Bakken development program.

Our G&A expense includes the non-cash expense for stock‑based compensation for stock options and share grants under our 2007 Stock Incentive Plan. For the year ended December 31, 2013, this expense was $15.7 million as compared to $11.2 million for the year ended December 31, 2012.

Operating income. Our operating income was approximately $349.8 million for the year ended December 31, 2013, as compared to approximately $133.0 million for the year ended December 31, 2012. This 163% increase in operating income is primarily attributed to our on-going successful completions of wells and resulting increase in sales volumes in our Bakken play, and to a lesser extent, our July 2013 Acquisition.

Gain (loss) on commodity price risk management activities. Primarily due to the increase in NYMEX crude oil futures prices at December 31, 2013 as compared to December 31, 2012, we incurred a net loss on our price risk management activities of $45.0 million for the year ended December 31, 2013 as compared to a gain of $44.6 million for the year ended December 31, 2012. This loss is a result of our commodity derivative program used to mitigate our exposure to commodity price fluctuations. Included in the net loss on our commodity price risk management activities were cash settlements we incurred on our commodity derivative instruments of approximately $16.9 million during the year ended December 31, 2013. The fair value of the open commodity derivative instruments will continue to change in value until the transactions are settled and we will likely add to our commodity derivative program. Therefore, we expect our net income to reflect the volatility of commodity price forward markets. Our cash flows will only be affected upon settlement of the transactions at the current market prices at that time.

Interest income (expense), net. For the year ended December 31, 2013, we recognized interest expense of approximately $74.3 million, as compared to $22.9 million for the year ended December 31, 2012.

We incurred interest expense for the years ended December 31, 2013 and 2012 of approximately $104.6 million and $63.4 million, respectively, related to the credit facilities and our Senior Notes. Included in interest expense for the year ended December 31, 2013 and 2012 was the amortization of deferred financing costs and bond premium of $4.3 million and $2.6 million, respectively. Additionally, in the first quarter of 2012, we recognized a $3.0 million prepayment penalty for the early termination of the second lien credit agreement. For the years ended December 31, 2013 and 2012, we capitalized interest costs of $34.6 million and $46.0 million, respectively.

Income tax expense. As discussed in Note 6 - Income Taxes under Item 8 in this Annual Report, through March 31, 2012, we had a full valuation allowance against our U.S. and Canada net deferred tax assets. During the second quarter of 2012, we concluded that it was appropriate to reverse the U.S. valuation allowance, but retained a full valuation allowance on our Canadian net deferred tax assets. As a result of the release of our U.S. valuation allowance, our effective tax rate for the year ended December 31, 2012 differed significantly from the statutory federal income tax rate. We recognized income tax expense of $92.6 million and $26.8 million for the years ended December 31, 2013 and 2012, respectively.

Net income. Our net income increased by $9.8 million to approximately $141.4 million for the year ended December 31, 2013, as compared to net income of $131.6 million for the year ended December 31, 2012. This increase was primarily the result of an increase in operating income of $216.7 million for year ended December 31, 2013 as compared to 2012. However, net income was negatively impacted by increases in interest expense, net loss recognized on our commodity price risk management activities and income tax expense of $51.3 million, $89.6 million and $65.8 million, respectively, for the year ended December 31, 2013, as compared to 2012.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Oil sales revenues. Oil sales revenues increased by $274.7 million to $390.4 million for the year ended December 31, 2012 as compared to oil sales of $115.7 million for the year ended December 31, 2011. In 2012, our crude oil sales averaged 12,853 barrels per day. Our oil sales volume increased 250% to 4,704.1 thousand barrels in 2012 as compared to 1,344.5 MBbls in 2011. The volume increase is due to the development of our Bakken properties as well as our October 2011 property acquisition and the January 2012 Acquisition. Of the 3,359.6 MBbls increase in oil sales volume, 643.8 MBbls is related to the increase in production from producing wells acquired in these acquisitions and 2,715.8 MBbls is attributed to our development of our properties and undeveloped acreage prior to these acquisitions. The increase in crude oil revenues in 2012 is attributed to a $278.8 million positive impact due to increased sales volumes. However, the average price we realized on the sale of our oil decreased from $86.05 per barrel for the year ended December 31, 2011, to $83.00 for the year ended December 31, 2012 resulting in a negative impact of $4.1 million in oil sales revenues. Overall, 101.5% of the increase in oil sales revenue was attributed to increased volumes and negative 1.5% was attributed to the decrease in crude oil prices received.
Natural gas sales revenues. Natural gas revenues increased by $14.0 million to $18.3 million for the year ended December 31, 2012 as compared to natural gas revenues of $4.3 for the year ended December 31, 2011. Natural gas sales volumes increased by 2,779.3 million cubic feet to 3,302.0 MMcf for the year ended December 31, 2012. In 2012, our natural gas sales averaged 9.0 MMcf per day. The average price we realized on the sale of our natural gas was $5.53 per Mcf in 2012 compared to $8.22 per Mcf in 2011. The decrease in natural gas prices realized resulted in a $1.4 million decrease in natural gas revenues and the increase in natural gas sales volumes resulted in a $15.4 million increase in natural gas revenues. Overall, 110.1% of the increase in natural gas sales revenue was attributed to increased sales volumes and negative 10.1% was attributed to the decrease in natural gas prices received. The volume increase is due to the development of our Bakken properties as well as our October 2011 property acquisition and the January 2012 Acquisition. Of the 2,779.3 MMcf increase in natural gas sales volume, 596.7 MMcf is related to the increase in production from producing wells acquired in these acquisitions and 2,182.6 MMcf is attributed to our development of our properties and undeveloped acreage prior to these acquisitions. Although gas from certain wells continues to be flared, during 2011 and throughout 2012, we connected the majority of our wells to gas pipelines which allowed us to capture the related sales revenue.
Oil and gas production expense. Our oil and gas production expense increased by $58.6 million to $85.5 million for the year ended December 31, 2012, from $26.9 million for the year ended December 31, 2011. The increase is due to a $30.9 million increase in production taxes, a $19.3 million increase in lease operating expenses, and an $8.4 million increase in gathering, transportation and marketing expenses. The production tax increase is attributable to increased revenue as it is calculated as a fixed percentage of sales revenue. LOE increased year over year due to a higher number of wells that we operate or participate in. On a per unit basis, LOE decreased from $8.67 per barrel sold in 2011 to $6.04 per barrel sold in 2012. The largest component of our lease operating expense is the disposal of produced water. To date, the majority of water has been transported by truck to third-party disposal facilities. Availability of both trucking and third party disposal facilities has improved, which has decreased our LOE on a per unit basis.
To further reduce water disposal costs, in 2012, we drilled water disposal wells on several of our producing areas and we constructed water gathering systems. As we connect existing and future wells to these water gathering systems, we expect our LOE related to water disposal to continue to decrease on a per unit basis.
Depletion, depreciation, amortization and abandonment liability accretion expense. Our DD&A expense increased $123.5 million to $155.6 million for the year ended December 31, 2012, from $32.1 million for the year ended December 31, 2011. This increase is due to more volumes being sold in 2012 as sales increased by approximately 3,822.8 MBOE. On a per unit basis, DD&A increased from $22.40 per BOE in 2011 to $29.62 per BOE in 2012. This increase in the DD&A rate was primarily the result of the allocation of the purchase price to proved properties related to our acquisitions in October 2011 and January 2012. Acquired proved reserves are valued at fair market value on the date of acquisition, which contributes to a higher amortization base, as compared to our historical cost of acquiring leasehold and developing our properties. To date, the fair value of our acquired proved reserves has been higher than our historical cost of developing our properties even though the resulting EURs are equivalent. In addition our undeveloped properties acquired in our October 2011 property acquisition and our January 2012 Acquisition carry higher costs than our legacy properties as they were valued at fair market value on the date of acquisition. As a portion of these undeveloped properties were proved, their related costs were transferred to the amortization base, which also increased the DD&A rate per BOE. Therefore, the increase in the ratio of costs subject to amortization to the reserves acquired is greater than our internally developed properties. We believe that, although initially these acquisitions increase our DD&A rate per BOE over the development of the acquired properties, the resulting rates will decline with infill drilling and the addition of the related reserves.
General and administrative expense. G&A expense increased by $15.0 million to $34.5 million for the year ended December 31, 2012, from $19.5 million for the year ended December 31, 2011. This increase is due to the growth in personnel and related costs as we have expanded our operational activities. Total employees have increased to 102 at year-end 2012 from 74 at year-end 2011. For the year ended December 31, 2012, we had an average of 93 employees as compared to 56 in 2011, an increase of 65%. On a per unit basis, G&A decreased from $13.62 per barrel sold in 2011 to $6.57 per barrel sold in 2012. The decrease is primarily due to our increase in sales volumes from our ongoing Bakken development program.
Our G&A expense includes the non-cash expense for stock‑based compensation for stock options and share grants under our 2007 Stock Incentive Plan. For the years ended December 31, 2012, this expense was $11.2 million as compared to $5.2 million in 2011.
Operating income. Our operating income was approximately $133.0 million for the year ended December 31, 2012, as compared to approximately $41.5 million for the year ended December 31, 2011. This 220% increase in operating income is primarily attributed to our on-going successful completions of wells and resulting increase in sales volumes in our Bakken play, and to a lesser extent, our 2011 property acquisition and the January 2012 Acquisition.
(Gain) loss on commodity price risk management activities. Primarily due to the decrease in NYMEX crude oil future prices at December 31, 2012 as compared to December 31, 2011, we incurred a total gain on our price risk management activities of $44.6 million for the year ended December 31, 2012 as compared to a loss of $20.1 million for the year ended December 31, 2011. This gain is a result of our commodity derivative program used to mitigate our exposure to commodity price fluctuations. Included in the net loss on our commodity price risk management activities were cash settlements we received on our commodity derivative instruments of approximately $13.5 million during the year ended December 31, 2012. The fair value of the open commodity derivative instruments will continue to change in value until the transactions are settled and we will likely add to our commodity derivative program. Therefore, we expect our net income to reflect the volatility of commodity price forward markets. Our cash flows will only be affected upon settlement of the transactions at the current market prices at that time.
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
Income tax expense. As discussed in Note 6 - Income Taxes under Item 8 in this Annual Report, through March 31, 2012, we had a full valuation allowance against our U.S. and Canada net deferred tax assets. During the second quarter of 2012, we concluded that it was appropriate to reverse the U.S. valuation allowance, but retained a full valuation allowance on our Canadian net deferred tax assets. We recognized a net deferred tax liability and income tax expense of $26.8 million as of December 31, 2012 and for the year then ended, respectively. For the year ended December 31, 2011, there was no income tax expense or benefit recognized as we had a full valuation allowance on our U.S. and Canadian net deferred tax assets.
Net income. Our net income increased by $127.7 million to approximately $131.6 million for the year ended December 31, 2012, as compared to net income of $3.9 million for the year ended December 31, 2011. This increase was primarily the result of increases in operating income and our net gain recognized on our commodity price risk management activities of $91.5 million and $64.7 million, respectively, for year ended December 31, 2012, as compared to 2011. However, net income was negatively impacted by increases in interest expense and income tax expense of $4.0 million and $26.8 million, respectively, for the year ended December 31, 2012, as compared to 2011.

Financial Instruments and Other Instruments
As of December 31, 2013, our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, commodity derivative instruments (see Note 7 - Commodity Derivative Instruments under Item 8 of this Annual Report) and long-term debt (See Note 5 - Long-Term Debt under Item 8 of this Annual Report). The carrying values of cash equivalents, accounts receivable, and accounts payable are representative of their fair values due to their short-term maturities. The carrying amount of our credit facility approximates fair value as it bears interest at variable rates over the term of the loan. Please refer to Note 9 - Fair Value Measurements under Item 8 of this Annual Report for further discussion on the fair value of our Senior Notes. Our management believes that we are not exposed to significant interest, currency or credit risks arising from these financial instruments.
Off-balance sheet arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations and Commitments
The following table lists as of December 31, 2013, information with respect to our known contractual obligations:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Contractual Obligations
Office Leases (a)	$3,200	$1,150	$2,050	$—	$—
Drilling Rigs Obligations (b)	64,070	40,845	23,225	—	—
Credit Facility (c)	788,494	19,367	37,564	731,563	—
Senior Notes and Interest Payable (d)	2,271,810	106,685	212,500	212,500	1,740,125
Total	$3,127,574	$168,047	$275,339	$944,063	$1,740,125

(a)
We lease office space in Denver, Colorado and Williston and Dickinson, North Dakota under separate operating lease agreements. The Denver, Colorado lease expires on October 31, 2016. The Williston and Dickinson, North Dakota leases expire on May 31, 2014 and December 31, 2014 respectively. Total rental commitments under non-cancelable leases for office space were $3.2 million at December 31, 2013.

(b)
As of December 31, 2013, we are subject to commitments on all seven of our drilling rigs. Four of the contracts expire in 2014, one expires in 2015 and two expire in 2016. In the event of early termination under all of these contracts, the Company would be obligated to pay an aggregate amount of approximately $64.1 million as of December 31, 2013 as required under the varying terms of such contracts.

(c)
Calculated based on our December 31, 2013 outstanding borrowings under our credit facility of $708.0 million and assumes no principal repayment until the maturity date on April 2, 2018. Interest on the revolving loans is payable at one of the following two variable rates: the alternate base rate for ABR loans or the adjusted LIBO rate for eurodollar loans, as selected by the Company, plus an additional percentage that can vary on a daily basis and is based on the daily unused portion of the facility. This additional percentage is referred to as the “Applicable Margin” and varies depending on the type of loan. The Applicable Margin for the ABR loans is a sliding scale of 0.50% to 1.50%, depending on borrowing base usage. The Applicable Margin on the adjusted LIBO rate is a sliding scale of 1.50% to 2.50%, depending on borrowing base usage. Additionally, the credit facility provides for a commitment fee of 0.375% to 0.50%, depending on borrowing base usage. Cash interest expense on the credit facility is estimated assuming no principal repayment until the maturity date and a fixed interest rate of 2.20% (our all in rate on the credit facility as of December 31, 2013). For further discussion regarding the terms of the credit facility please refer to Note 5 - Long-Term Debt under Item 8 in this Annual Report.

(d)
Calculated based on our December 31, 2013 outstanding aggregate principal amount of $800.0 million outstanding under our 2019 Notes due December 1, 2019 at a fixed interest rate of 8.125%, $350.0 million outstanding under our 2021 Notes due January 15, 2021 at a fixed rate of 5.50%, and $400.0 million outstanding under our 2022 Notes due February 1, 2022 at a fixed interest rate of 5.50%. Interest is payable on the 2019 Notes, 2021 Notes and the 2022 Notes on a semi-annual basis through the maturity dates of the respective Senior Notes. For further discussion regarding the terms of the Senior Notes please refer to Note 5 - Long-Term Debt under Item 8 in this Annual Report.

The above contractual obligations schedule does not include future anticipated settlement of derivative contracts or estimated amounts expected to be incurred in the future associated with the abandonment of our oil and gas properties, as we cannot determine with accuracy the timing of such payments. For further discussion regarding our derivative contracts and estimated future costs associated with the abandonment of our oil and gas properties please refer to Note 7 - Commodity Derivative Instruments and Note 8 - Asset Retirement Obligations under Item 8 in this Annual Report.
As is customary in the oil and gas industry, the Company may at times have commitments in place to reserve or earn certain acreage positions or wells. If the Company does not meet such commitments, the acreage positions or wells may be lost.

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States, or GAAP, requires our management to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. The following is a summary of the significant accounting policies and related estimates that affect our financial disclosures. Actual results may differ from these estimates under different assumptions or conditions. For a detailed summary of our significant accounting policies, please refer to Note 2 - Basis of Presentation and Significant Accounting Policies under Item 8 of this Annual Report. The following is a summary of the significant accounting policies and related estimates that affect our financial disclosures.

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

Derivative Instruments

We have entered into commodity derivative instruments, primarily utilizing swaps or “no premium” collars to reduce the effect of price changes on a portion of our future oil production. Our commodity derivative instruments are measured at fair value and are included in the accompanying balance sheets as commodity price risk management assets and liabilities. We have not designated any of our derivative contracts as fair value or cash flow hedges. Therefore, we do not apply hedge accounting to our commodity derivative instruments. Net gains and losses on commodity price risk management activities are recorded based on the changes in the fair values of the derivative instruments. Net gains and losses on commodity price risk management activities are recorded in the commodity price risk management activities line on the consolidated statements of operations. Our cash flow is only impacted when the actual settlements under the commodity derivative contracts result in making or receiving a payment to or from the counterparty. These settlements under the commodity derivative contracts are reflected as operating activities in our consolidated statements of cash flows.

We value our derivative instruments by obtaining independent market quotes, as well as using industry‑standard models that consider various assumptions, including quoted forward prices for commodities, risk free interest rates, and estimated volatility factors, as well as other relevant economic measures. The discount rate used in the fair values of these instruments includes a measure of nonperformance risk by the counterparty or us, as appropriate. We utilize the counterparties’ valuations to assess the reasonableness of our valuations. The consideration of the factors results in an estimated exit-price for each derivative asset or liability under a market place participant’s view. Management believes that this approach provides a reasonable, non-biased, verifiable, and consistent methodology for valuing commodity derivative instruments. For additional discussion, please refer to Note 7 - Commodity Derivative Instruments under Item 8 of this Annual Report.

Business Combinations

We have accounted for all of our business combinations to date using the purchase method, which is the only method permitted under FASB ASC Topic 805, Business Combinations, and involves the use of significant judgment. The Company adopted the updated guidance of ASC 805 effective January 1, 2009 and applied it to our June 2011 Acquisition, October 2011 Acquisition, January 2012 Acquisition and our July 2013 Acquisition. For a detailed summary of our acquisitions accounted for under ASC 805, please refer to Note 4 - Acquisitions and Divestitures under Item 8 of this Annual Report.

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

Income Tax Expense

Income taxes reflect the tax effects of transactions reported in the financial statements and consist of taxes currently payable plus deferred income taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred income tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when assets are recovered or settled. Deferred income taxes are also recognized for tax credits that are available to offset future income taxes. Deferred income taxes are measured by applying current tax rates to the differences between financial statement and income tax reporting. In assessing the need for a valuation allowance on our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon whether future book income is sufficient to reverse existing temporary differences that give rise to deferred tax assets, as well as whether future taxable income is sufficient to utilize net operating loss and credit carryforwards. Assessing the need for, or the sufficiency of, a valuation allowance requires the evaluation of all available evidence, both negative and positive. For additional discussion, please refer to Note 6 - Income Taxes under Item 8 of this Annual Report.

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
Stock‑Based Compensation
We have a stock‑based compensation plan that includes restricted stock shares, restricted stock units (“RSUs”), performance awards, stock awards, and stock options issued to employees, officers and directors as more fully described in Note 11 - Share Based Payments under Item 8 of this Annual Report. We record expense associated with the fair value of stock‑based compensation in accordance with ASC 718, Stock Based Compensation. We record compensation expense associated with the issuance of restricted stock shares and performance based RSUs based on the estimated fair value of these awards determined at the time of grant. The Company recognizes compensation cost for performance based grants on a tranche level basis over the requisite service period for the entire award. Each quarter, we evaluate the actual performance results compared to the performance metrics and estimates the probability of the metrics being satisfied. We adjust the number of shares expected to be granted and related expense based on our assessment.

PV-10
The pre-tax present value of future net cash flows, or PV-10, is a non-GAAP measure because it excludes income tax effects. Management believes that pre-tax cash flow amounts are useful for evaluative purposes since future income taxes, which are affected by a Company’s unique tax position and strategies, can make after-tax amounts less comparable. We derive PV-10 based on the present value of estimated future revenues to be generated from the production of proved reserves, net of estimated production and future development costs and future plugging and abandonment costs, using the twelve‑month arithmetic average of the first of the month prices without giving effect to commodity derivative activities or future escalation, costs as of the date of estimate without future escalation, non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion, amortization and impairment and income taxes, and discounted using an annual discount rate of 10%. The following table reconciles the standardized measure of future net cash flows to PV-10 as of the dates shown (in millions):

	For the Years Ended December 31,
	2013	2012	2011
Standardized measure of discounted future net cash flows	$2,782.8	$1,608.5	$660.0
Add: Present value of future income tax discounted at 10%	695.4	310.6	190.7
PV-10	$3,478.2	$1,919.1	$850.7
Recently Issued Accounting Pronouncements
For further information on the effects of recently adopted accounting pronouncements and the potential effects of new accounting pronouncements, refer to the section titled Recent Accounting Pronouncements under Note 2 - Basis of Presentation and Significant Accounting Policies under Item 8 of this Annual Report.
Effects of Pricing and Inflation
The demand for most oilfield products and services has increased in the Williston Basin beginning in 2010 and continuing through 2013. Typically, as prices for oil and natural gas increase, so do the associated costs. As oil and natural gas prices decline, we would expect associated costs to decline, however, there may be a lag or the changes may be disproportionate to the lower prices. Material changes in prices also impact the current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, depletion expense, impairment assessments of oil and gas properties, and values of properties in purchase and sale transactions. Material changes in prices can impact the value of oil and gas companies and their ability to raise capital, borrow money and retain personnel. While we do not currently expect business costs to materially increase, higher prices for oil and natural gas could result in increases in the costs of materials, services and personnel.

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

Commodity Price Risk

Our primary market risk is market changes in oil and natural gas prices. The market prices for oil and natural gas have been highly volatile and are likely to continue to be highly volatile in the future, which will impact our prospective revenues from the sale of products or properties. Currently, we utilize swaps and “no premium” collars to reduce the effect of price changes on a portion of our future oil production. We do not enter into derivative instruments for trading purposes. All commodity derivative instruments are accounted for using mark-to-market accounting.

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

We use swaps to fix the sales price for our anticipated future oil production. Upon settlement, we receive a fixed price for the underlying commodity and pay our counterparty a floating market price, as defined in each instrument. These instruments are settled monthly. When the floating price exceeds the fixed price for a contract month, we pay our counterparty. When the fixed price exceeds the floating price, our counterparty is required to make a payment to us.

The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. Our wholly-owned subsidiary, Kodiak Oil & Gas (USA) Inc., is currently a party to derivative contracts with nine counterparties, and the Company is a guarantor of Kodiak Oil & Gas (USA) Inc. We have netting arrangements with the counterparties that provide for the offset of payables against receivables from separate derivative arrangements with the counterparties in the event of contract termination. Although the instruments are valued using indices published by established exchanges, the instruments are traded directly with the counterparties. The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement.

The objective of our use of derivative financial instruments is to achieve more predictable cash flows in an environment of volatile oil and gas prices and to manage its exposure to commodity price risk. While the use of these derivative instruments limits the downside risk of adverse price movements, these instruments may also limit our ability to benefit from favorable price movements. We may, from time to time, add incremental derivatives to hedge additional production, restructure existing derivative contracts or enter into new transactions to modify the terms of current contracts in order to realize the current value of our existing positions.

Our commodity derivative contracts as of December 31, 2013 are summarized below:

Collars	Basis (1)	Quantity (Bbl/d)	Strike Price ($/Bbl)
January 1, 2014—December 31, 2015	NYMEX	300 - 425	$85.00 - $102.75

Swaps	Basis (1)	Average Quantity (Bbl/d)	Average Swap Price ($/Bbl)
2014 Total	NYMEX	25,800	$93.41
2015 Total	NYMEX	3,625	$88.77

(1)	NYMEX refers to quoted prices on the New York Mercantile Exchange

We determine the estimated fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, the credit rating of each counterparty, and our own credit rating. We also perform an internal valuation to ensure the reasonableness of third‑party quotes. In consideration of counterparty credit risk, we assessed the possibility of whether the counterparty to the derivative would default by failing to make any contractually required payments. Additionally, we consider that it is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions. For further details regarding our derivative contracts please refer to Note 7 - Commodity Derivative Instruments under Item 8 in this Annual Report.

Interest Rate Risk

At December 31, 2013, we had $800.0 million outstanding under our 2019 Notes due December 1, 2019 at a fixed interest rate of 8.125%, $350.0 million outstanding under our 2021 Notes due January 15, 2021 at a fixed rate of 5.50%, and $400.0 million outstanding under our 2022 Notes due February 1, 2022 at a fixed interest rate of 5.50%.

In addition, as of December 31, 2013, we had (i) $1.35 billion of total borrowings available to us under our credit facility, of which, $708.0 million was drawn at year-end. The credit facility bears interest at variable rates. Assuming we had the maximum amount outstanding at December 31, 2013 under our credit facility of $1.35 billion, a 1.0% increase in interest rates would result in additional annualized interest expense of $13.5 million.

For a detailed discussion of the foregoing credit arrangements, including a discussion of the applicable interest rates, please refer to Note 5 - Long-Term Debt under Item 8 in this Annual Report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Kodiak Oil & Gas Corp.

We have audited the accompanying consolidated balance sheets of Kodiak Oil & Gas Corp. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kodiak Oil & Gas Corp. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kodiak Oil & Gas Corp.’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Denver, Colorado
February 27, 2014

KODIAK OIL & GAS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$90	$24,060
Accounts receivable
Trade	108,883	35,565
Accrued sales revenues	121,843	59,875
Commodity price risk management asset	—	10,864
Inventory and prepaid expenses	11,367	17,210
Deferred tax asset, net	14,300	—
Total Current Assets	256,483	147,574

Oil and gas properties (full cost method), at cost:
Proved oil and gas properties	3,556,667	2,007,442
Unproved oil and gas properties	641,644	457,888
Equipment and facilities	27,712	20,954
Less-accumulated depletion, depreciation, amortization, and accretion	(605,700)	(290,094)
Net oil and gas properties	3,620,323	2,196,190

Commodity price risk management asset	1,290	2,850
Property and equipment, net of accumulated depreciation of $1,980 at December 31, 2013 and $1,113 at December 31, 2012	3,928	1,846
Deferred financing costs, net of amortization of $22,963 at December 31, 2013 and $17,995 at December 31, 2012	41,746	25,176

Total Assets	$3,923,770	$2,373,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$272,858	$190,596
Accrued interest payable	24,425	6,090
Commodity price risk management liability	20,334	304
Total Current Liabilities	317,617	196,990

Noncurrent Liabilities:
Credit facility	708,000	295,000
Senior notes, net of accumulated amortization of bond premium of $1,024 at December 31, 2013 and $378 at December 31, 2012	1,554,976	805,622
Commodity price risk management liability	—	4,288
Deferred tax liability, net	133,700	26,800
Asset retirement obligations	16,405	9,064
Total Noncurrent Liabilities	2,413,081	1,140,774

Total Liabilities	2,730,698	1,337,764

Commitments and Contingencies—Note 14

Stockholders’ Equity:
Common stock—no par value; unlimited authorized
Issued and outstanding: 266,249,765 shares as of December 31, 2013 and 265,273,314 shares as of December 31, 2012	1,024,462	1,008,678
Retained earnings	168,610	27,194
Total Stockholders’ Equity	1,193,072	1,035,872

Total Liabilities and Stockholders’ Equity	$3,923,770	$2,373,636
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONSOLIDATED FINANCIAL STATEMENTS

KODIAK OIL & GAS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	For the Years Ended December 31,
	2013	2012	2011
Revenues:
Oil sales	$858,242	$390,425	$115,692
Gas sales	46,370	18,265	4,294
Total revenues	904,612	408,690	119,986

Operating expenses:
Oil and gas production	190,411	85,498	26,885
Depletion, depreciation, amortization and accretion	317,223	155,634	32,068
General and administrative	47,224	34,528	19,495
Total operating expenses	554,858	275,660	78,448

Operating income	349,754	133,030	41,538

Other income (expense):
Gain (loss) on commodity price risk management activities, net	(45,028)	44,602	(20,114)
Interest income (expense), net	(74,245)	(22,911)	(18,887)
Other income	3,535	3,663	1,338
Total other income (expense)	(115,738)	25,354	(37,663)

Income before income taxes	234,016	158,384	3,875

Income tax expense	92,600	26,800	—

Net income	$141,416	$131,584	$3,875

Earnings per common share:
Basic	$0.53	$0.50	$0.02
Diluted	$0.53	$0.49	$0.02

Weighted average common shares outstanding:
Basic	265,650,733	263,531,408	197,579,298
Diluted	269,131,914	267,671,296	200,551,992

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONSOLIDATED FINANCIAL STATEMENTS

KODIAK OIL & GAS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock Shares	Common Stock	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance January 1, 2011:	178,168	$407,312	$(108,265)	$299,047
Issuance of stocks for cash:
—pursuant to equity offering	75,900	542,685	—	542,685
—pursuant to exercise of options	995	1,305	—	1,305
Shares issued in connection with acquisition	2,500	14,425	—	14,425
Share issuance costs	—	(27,450)	—	(27,450)
Restricted stock issued	424	593	—	593
Stock‑based compensation	—	5,200	—	5,200
Net income	—	—	3,875	3,875
Balance December 31, 2011:	257,987	$944,070	$(104,390)	$839,680
Issuance of stocks for cash:
—pursuant to equity offering	—	—	—	—
—pursuant to exercise of options	1,425	3,654	—	3,654
Shares issued in connection with acquisition	5,056	49,798	—	49,798
Share issuance costs	—	—	—	—
Restricted stock issued	805	—	—	—
Stock‑based compensation	—	11,156	—	11,156
Net income	—	—	131,584	131,584
Balance December 31, 2012:	265,273	$1,008,678	$27,194	$1,035,872
Issuance of stocks for cash:
—pursuant to equity offering	—	—	—	—
—pursuant to exercise of options	729	2,446	—	2,446
Purchase of common shares	—	(2,327)	—	(2,327)
Share issuance costs	—	—	—	—
Restricted stock issued	248	—	—	—
Stock‑based compensation	—	15,665	—	15,665
Net income	—	—	141,416	141,416
Balance December 31, 2013:	266,250	$1,024,462	$168,610	$1,193,072

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONSOLIDATED FINANCIAL STATEMENTS

KODIAK OIL & GAS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$141,416	$131,584	$3,875
Reconciliation of net income to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	317,223	155,634	32,068
Amortization of deferred financing costs and debt premium	4,322	2,588	15,029
(Gain) loss on commodity price risk management activities, net	45,028	(44,602)	20,114
Settlements on commodity derivative instruments	(16,862)	13,520	(3,897)
Stock‑based compensation	15,665	11,156	5,200
Deferred income taxes	92,600	26,800	—
Changes in current assets and liabilities:
Accounts receivable‑trade	(73,318)	(5,540)	(17,507)
Accounts receivable‑accrued sales revenue	(61,968)	(37,901)	(17,396)
Prepaid expenses and other	(1,961)	6,465	(2,082)
Accounts payable and accrued liabilities	73,122	9,350	13,075
Accrued interest payable	18,335	282	5,434
Cash held in escrow	—	3,343	—
Net cash provided by operating activities	553,602	272,679	53,913

Cash flows from investing activities:
Oil and gas properties	(1,018,537)	(753,609)	(232,360)
Acquired oil and gas properties and facilities	(756,995)	(588,420)	(311,405)
Sale of oil and gas properties	85,448	2,752	3,264
Equipment, facilities and other	(9,693)	(10,176)	(4,758)
Well equipment inventory	(19,365)	(28,625)	(15,490)
Cash held in escrow	—	30,000	(30,000)
Net cash used in investing activities	(1,719,142)	(1,348,078)	(590,749)

Cash flows from financing activities:
Borrowings under credit facilities	1,264,875	380,000	350,808
Repayments under credit facilities	(851,875)	(185,000)	(290,808)
Proceeds from the issuance of senior notes	750,000	156,000	650,000
Proceeds from the issuance of common shares	2,446	2,609	543,990
Purchase of common shares	(2,327)	—	—
Cash held in escrow	—	670,615	(673,958)
Debt and share issuance costs	(21,549)	(6,369)	(62,790)
Net cash provided by financing activities	1,141,570	1,017,855	517,242

Decrease in cash and cash equivalents	(23,970)	(57,544)	(19,594)

Cash and cash equivalents at beginning of the period	24,060	81,604	101,198

Cash and cash equivalents at end of the period	$90	$24,060	$81,604

Supplemental cash flow information:
Oil & gas property accrual included in accounts payable and accrued liabilities	$162,950	$155,385	$52,541
Oil & gas property acquired through common stock	$—	$49,798	$14,425
Cash paid for interest	$86,244	$66,095	$6,898
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

The consolidated financial statements include the accounts of the Company, including its wholly‑owned subsidiaries. All significant inter‑company balances and transactions have been eliminated in consolidation. The Company’s business is transacted in US dollars and, accordingly, the financial statements are expressed in US dollars. The financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, all adjustments, consisting primarily of normal recurring accruals that are considered necessary for a fair presentation of the consolidated financial information, have been included.

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

Accounts Receivable

The Company records estimated oil and gas revenue receivable from third parties at its net revenue interest. The Company also reflects costs incurred on behalf of joint interest partners in accounts receivable. On an on-going basis, management reviews accounts receivable amounts for collectability and records its allowance for uncollectible receivables under the specific identification method. The Company did not record any allowance for uncollectible receivables in 2013, 2012, or 2011.

Concentration of Credit Risk

The Company’s cash and cash equivalents are exposed to concentrations of credit risk. The Company manages and controls this risk by investing these funds with major financial institutions. The Company often has balances in excess of the federally insured limits.

The Company’s receivables are comprised of oil and gas revenue receivables and joint interest billings receivable. The amounts are due from a limited number of entities. Therefore, the collectability is dependent upon the general economic conditions of the few purchasers and joint interest owners. The receivables are not collateralized. However, to date the Company has had minimal bad debts.

The Company’s commodity derivative contracts are currently with nine counterparties. Eight of the nine counterparties to the derivative instruments are highly rated entities with corporate ratings at or exceeding A− and A3 classifications by Standard & Poor’s and Moody’s, respectively. One counterparty had a corporate rating of BBB+ and Baa1 by Standard & Poor’s and Moody’s, respectively.

Significant Customers

During the year ended December 31, 2013, 37% of the Company’s production was sold to two customers. However, the Company does not believe that the loss of a single purchaser, including these two, would materially affect the Company’s business because there are numerous other purchasers in the area in which the Company sells its production. For the years ended December 31, 2013, 2012 and 2011 purchases by the following companies exceeded 10% of the total oil and gas revenues of the company.

	For the Years Ended December 31,
	2013	2012	2011
Customer A	23%	27%	27%
Customer B	14%	4%	—%
Customer C	6%	1%	25%
Customer D	2%	16%	2%
Customer E	1%	2%	11%
Customer F	—%	17%	—%
Inventory and Prepaid Expenses

The cost basis of the well equipment inventory is depreciated as a component of oil and gas properties once the inventory is used in drilling operations. The Company records well equipment inventory and crude oil inventory at the lower of cost or market value. Inventory and prepaid expenses are comprised of the following (in thousands):

	For the Years Ended December 31,
	2013	2012
Well equipment inventory	$4,832	$12,846
Crude oil inventory	4,662	2,388
Prepaid expenses	1,873	1,976
	$11,367	$17,210

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

Estimated reserve quantities and future net cash flows have the most significant impact on the Company. These estimates are also used in the quarterly calculations of depletion, depreciation and impairment of the Company’s proved properties. Estimating accumulations of gas and oil is complex and is not exact because of the numerous uncertainties inherent in the process. For additional discussion on the process used to estimate oil and gas quantities please refer to Note 15 - Supplemental Oil and Gas Reserve Information (Unaudited).

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

There were no impairment charges recognized for the years ended December 31, 2013, 2012 and 2011.

Unproved Oil and Gas Properties

Unproved property costs not subject to amortization consist primarily of leasehold costs related to unproved areas. Costs are transferred into the amortization base on an ongoing basis as the properties are evaluated and proved reserves are established or impairment is determined. Interest costs related to significant unproved properties that are currently undergoing the activities necessary to get them ready for their intended use are capitalized to oil and gas properties. The Company’s unproved properties are evaluated quarterly for the possibility of potential impairment. For the years ended December 31, 2013, 2012 and 2011 no impairment was recorded.

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

The Company’s valuation estimate takes into consideration the counterparties’ credit worthiness, the Company’s credit worthiness, and the time value of money. The consideration of the factors results in an estimated exit-price for each derivative asset or liability under a market place participant’s view. Management believes that this approach provides a reasonable, non-biased, verifiable, and consistent methodology for valuing commodity derivative instruments. For additional discussion on commodity derivative instruments please refer to Note 7 - Commodity Derivative Instruments.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, commodity derivative instruments (discussed above) and long-term debt. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are representative of their fair values due to their short-term maturities. The carrying amount of the Company’s credit facility approximates fair value as it bears interest at variable rates over the term of the loan. The Company’s 2019 Notes, 2021 Notes and 2022 Notes are recorded at cost and the fair value is disclosed in Note 9 - Fair Value Measurements. Considerable judgment is required to develop estimates of fair value. The estimates provided are not necessarily indicative of the amounts the Company would realize upon the sale or refinancing of such instruments.

Asset Retirement Obligation

The Company recognizes estimated liabilities for future costs associated with the abandonment of its oil and gas properties. A liability for the fair value of an asset retirement obligation and corresponding increase to the carrying value of the related long-lived asset are recorded at the time the Company makes the decision to complete the well or a well is acquired. For additional discussion on asset retirement obligations please refer to Note 8 - Asset Retirement Obligations.

Revenue Recognition

The Company recognizes revenues from the sale of crude oil and natural gas using the sales method of accounting. Revenues from the sale of crude oil and natural gas are recognized when the product is delivered at a fixed or determinable price, title has transferred, and collectability is reasonably assured and evidenced by a contract. Additionally, there were no material imbalances at December 31, 2013 and 2012.

Share Based Payments

At December 31, 2013, the Company has a stock‑based compensation plan that includes restricted stock shares, restricted stock units, performance awards, stock awards, and stock options issued to employees, officers and directors as more fully described in Note 11 - Share Based Payments. The Company records expense associated with the fair value of stock‑based compensation in accordance with ASC 718, Stock Based Compensation. The Company records compensation expense associated with the issuance of restricted stock shares and RSUs based on the estimated fair value of these awards determined at the time of grant.

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-11 (“ASU 2011-11”), Balance Sheet: Disclosures about Offsetting Assets and Liabilities which applies to certain items in the statement of financial position (balance sheet), and was further clarified in January 2013 by ASU 2013-01, Balance Sheet: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarified the scope of ASU 2011-11 to derivative instruments, repurchase agreements and securities lending transactions. The effective date for the amendments is for annual periods beginning after January 1, 2013, and interim periods within those annual periods. ASU 2011-11 requires disclosures of the gross and net amounts for items eligible for offset in the balance sheet. The Company records its derivative financial instruments on a net basis by contract. The adoption of this standard had no impact on the Company’s financial position or results of operations, but did require enhanced disclosures regarding derivative instruments. Please refer to Note 7 - Commodity Derivative Instruments for the enhanced disclosures.

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

Note 3—Oil and Gas Properties

The Company’s oil and gas properties are entirely within the United States. The net capitalized costs related to the Company’s oil and gas producing activities were as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Proved oil and gas properties	$3,556,667	$2,007,442	$641,532
Unproved oil and gas properties (1)	641,644	457,888	298,500
Equipment and facilities	27,712	20,954	11,186
Total capitalized costs (2)	$4,226,023	$2,486,284	$951,218
Accumulated depletion, depreciation, amortization, and accretion	(605,700)	(290,094)	(135,586)
Net capitalized costs	$3,620,323	$2,196,190	$815,632

(1)
Unproved oil and gas properties represent unevaluated costs the Company excludes from the amortization base until proved reserves are established or impairment is determined. The Company estimates that the remaining costs will be evaluated within 3 to 5 years.

(2)	Includes accumulated interest capitalized of $89.5 million, $54.9 million, and $8.9 million as of December 31, 2013, 2012, and 2011, respectively.

The following table presents information regarding the Company’s net costs incurred in oil and natural gas property acquisition, exploration and development activities (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Property Acquisition costs:
Proved	$455,911	$322,835	$152,538
Unproved	301,322	330,912	182,878
Exploration costs	—	—	—
Development costs	1,061,198	874,303	274,293
Total	$1,818,431	$1,528,050	$609,709
Total excluding asset retirement obligation	$1,811,827	$1,523,088	$608,102
Depletion expense related to the proved properties per equivalent BOE of production for the years ended December 31, 2013, 2012 and 2011 were $29.80, $29.62 and $22.40, respectively (unaudited).

The following table sets forth a summary of oil and gas property costs, which substantially consists of acquisition costs, not being amortized as of December 31, 2013 by the year in which such costs were incurred (in thousands):

Unproved Additions by Year
Prior	$36,752
2011	78,036
2012	230,334
2013	296,522
Total	$641,644

Note 4—Acquisitions and Divestitures

July 2013 Acquisition

On July 12, 2013, the Company's subsidiary, Kodiak Williston, LLC, acquired an unaffiliated oil and gas company’s interests in approximately 42,000 net acres of Williston Basin leaseholds, and related producing properties located primarily in McKenzie and southern Williams Counties, North Dakota, along with various other related rights, permits, contracts, equipment and other assets, including the assignment and assumption of a drilling rig contract (the "July 2013 Acquisition"). The seller received aggregate consideration of approximately $731.8 million in cash. The effective date for the acquisition was March 1, 2013, with purchase price adjustments calculated as of the closing date on July 12, 2013. The acquisition provided strategic additions adjacent to the Company's core project area and the acquired producing wells contributed revenue of $73.2 million to the Company for the year ended December 31, 2013. Transaction costs related to the acquisition incurred through December 31, 2013 were approximately $185,000 and are recorded in the statement of operations within the general and administrative expenses line item.

The acquisition is accounted for using the acquisition method under ASC 805, Business Combinations, which requires the acquired assets and liabilities to be recorded at fair values as of the acquisition date of July 12, 2013. In December 2013, the Company completed the transaction’s post-closing settlement. Management has not had the opportunity to complete its assessment of the fair values of assets acquired and liabilities assumed. The following table summarizes the preliminary purchase price and the preliminary estimated values of assets acquired and liabilities assumed and is subject to revision as the Company continues to evaluate the fair value of the acquisition (in thousands):

Preliminary Purchase Price	July 12, 2013
Consideration given
Cash from credit facility	$731,785

Total consideration given	$731,785

Allocation of Purchase Price
Proved oil and gas properties	$416,052
Unproved oil and gas properties	292,518
Total fair value of oil and gas properties acquired	$708,570

Working capital	$25,442
Asset retirement obligation	(2,227)

Fair value of net assets acquired	$731,785

Working capital acquired was estimated as follows:
Accounts receivable	$61,271
Accrued liabilities	(35,829)

Total working capital	$25,442

January 2012 Acquisition

On January 10, 2012, the Company acquired two separate private, unaffiliated oil and gas company’s interests in approximately 50,000 net acres of Williston Basin leaseholds, and related producing properties located primarily in McKenzie and Williams Counties, North Dakota, along with various other related rights, permits, contracts, equipment and other assets, including the assignment and assumption of a drilling rig contract for a combination of cash and stock. The sellers received an aggregate of 5.1 million shares of the Company's common stock valued at approximately $49.8 million and cash consideration of approximately $588.4 million. The effective date for the acquisition was September 1, 2011, with purchase price adjustments calculated as of the closing date on January 10, 2012. The acquisition provided strategic additions adjacent to the Company’s core project area and the acquired producing wells contributed revenue of $26.0 million and $33.6 million to the Company for the years ended December 31, 2013 and 2012, respectively. Total transaction costs related to the acquisition were approximately $295,000, of which $85,000 and $210,000 were recorded in the statement of operations within the general and administrative expenses line item for the years ended December 31, 2012 and 2011, respectively. No material costs were incurred for the issuance of the 5.1 million shares of common stock.

The acquisition is accounted for using the acquisition method under ASC 805, Business Combinations, which requires the acquired asset s and liabilities to be recorded at fair values as of the acquisition date of January 10, 2012. In July 2012, the Company completed the transaction’s post-closing settlement. The following table summarizes the purchase price and final allocation of the fair value of assets acquired and liabilities assumed (in thousands):

Purchase Price	January 10, 2012
Consideration given
Cash from senior notes	$588,420
Kodiak Oil & Gas Corp. common stock (5,055,612 shares)	49,798	*

Total consideration given	$638,218

Allocation of Purchase Price
Proved oil and gas properties	322,835
Unproved oil and gas properties	313,053
Equipment and facilities	7,025
Total fair value of oil and gas properties acquired	$642,913

Working capital	(3,895)
Asset retirement obligation	(800)

Fair value of net assets acquired	$638,218

Working capital acquired was estimated as follows:
Accounts receivable	7,200
Prepaid completion costs	465
Crude oil inventory	540
Accrued liabilities	(12,100)

Total working capital	$(3,895)

*	The fair value of the consideration attributed to the Common Stock under ASC 805 was based on the Company’s closing stock price of $9.85 on the measurement date of January 10, 2012.

October 2011 Acquisition

On October 28, 2011, the Company acquired a private, unaffiliated oil and gas company’s interests in approximately 13,400 net acres of Williston Basin leaseholds, and related producing properties located primarily in Williams County, North Dakota along with various other related rights, permits, contracts, equipment and other assets. The seller received cash consideration of approximately $248.2 million. The effective date for the acquisition was August 1, 2011, with purchase price adjustments calculated as of the closing date on October 28, 2011. The acquisition provided strategic additions adjacent to the Company’s core project area and the acquired producing wells contributed revenue of $18.7 million and $27.2 million to the Company for the years ended December 31, 2013 and 2012, respectively. Total transaction costs related to the acquisition were approximately $200,000, all of which was recorded in the statement of operations within the general and administrative expenses line item for the year ended December 31, 2011.

The acquisition is accounted for using the acquisition method under ASC 805, Business Combinations, which requires the acquired assets and liabilities to be recorded at fair values as of the acquisition date of October 28, 2011. In February 2012, the Company completed the transaction’s post-closing settlement resulting in no material changes. Of the $248.2 million purchase price, $149.7 million was allocated to proved oil and gas properties, $90.2 million was allocated to unproved oil and gas properties and the remaining $8.3 million was allocated to working capital and asset retirement obligation adjustments.

June 2011 Acquisition

On June 30, 2011, the Company acquired a private, unaffiliated oil and gas company’s interests in approximately 25,000 net acres of Williston Basin leaseholds and related producing properties located in McKenzie County, North Dakota along with various other related rights, permits, contracts, equipment and other assets for a combination of cash and stock. The seller received 2.5 million shares of the Company’s common stock valued at approximately $14.4 million and cash consideration of approximately $71.5 million. The effective date for the acquisition was April 1, 2011, with purchase price adjustments calculated as of the closing date on June 30, 2011. The acquisition provided strategic additions to the Company’s core positions in Koala, Smokey and Grizzly Project areas and the acquired producing wells contributed revenue of $1.1 million and $1.5 million to the Company for the years ended December 31, 2013 and 2012, respectively. Total transaction costs related to the acquisition were approximately $265,000, all of which were recorded in the statement of operations, within the general and administrative expenses line item, for the year ended December 31, 2011. Costs of $85,000 for issuing and registering with the SEC for the resale of 2.5 million shares of common stock were charged to common stock in 2011.

The acquisition is accounted for using the acquisition method under ASC 805, Business Combinations, which requires the acquired assets and liabilities to be recorded at fair values as of the acquisition date of June 30, 2011. In September 2011, the Company completed the transaction’s post-closing settlement resulting in no material changes. Of the $85.9 million purchase price, $8.0 million was allocated to proved oil and gas properties, $77.8 million was allocated to unproved oil and gas properties and the remaining $100,000 was working capital and asset retirement obligation adjustments.

Other Acquisitions, Divestitures, and Trades

During 2013, through various acquisitions, divestitures and trades, the Company divested approximately 3,700 net acres in the Williston Basin. As a result of certain acquisitions that were accounted for as Business Combinations, the Company recorded $41.8 million to proved properties and $4.1 million to unproved properties based on the estimated values of assets acquired and liabilities assumed. These acquisitions contributed no material revenue to the Company for the years ended December 31, 2013 and 2012, respectively. As these acquisitions were deemed insignificant, no pro forma financial information is provided. Net proceeds from all of the acquisitions and divestitures were approximately $34.8 million and the gross value of the non-monetary transactions was not significant. As a result of these transactions, the Company was able to divest or trade out of non-operated units and increase its working interest in operated units.

Additionally, in February 2014, the Company divested approximately 19,700 net acres in the Williston Basin for cash proceeds of $69.2 million.

Pro Forma Financial Information

For the years ended December 31, 2013 and 2012, the following pro forma financial information represents the combined results for the Company and the properties acquired in July 2013 as if the acquisition and related financing had occurred on January 1, 2012 and for the properties acquired in January 2012 as if the acquisition and related financing had occurred on January 1, 2011. For the year ended December 31, 2011, the following pro forma financial information represents the combined results for the Company and the properties acquired in January 2012 as if the acquisition and related financing had occurred on January 1, 2011, and for the properties acquired in October 2011 and June 2011 as if these acquisitions and related financing had occurred on January 1, 2011 (all in thousands, except per share data). For purposes of the pro forma it was assumed that the Company's credit facility was used to finance the July 2013 Acquisition and the senior notes issued in November 2011 were used to fund the January 2012 Acquisition and that the stand‑by bridge previously arranged was not utilized. Additionally, it was assumed that common stock was used to fund the October 2011 and June 2011 acquisitions. The pro forma information includes the effects of adjustments for depletion, depreciation, amortization and accretion expense of $24.2 million, $25.1 million and $27.7 million and amortization of financing costs of $816,000, $816,000 and $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. The pro forma information includes the effects of incremental interest expense on acquisition financing of $6.1 million and $17.8 million for the years ended December 31, 2013 and 2012, respectively. For the year ended December 31, 2011, there were pro forma adjustments of $15.5 million reducing interest expense. The pro forma financial information includes total capitalization of interest expense of $38.3 million, $46.6 million and $59.5 million for the years ended December 31, 2013, 2012 and 2011 respectively. The pro forma information includes the effects of adjustments for income tax expense of $12.3 million and $9.1 million for the years ended December 31, 2013 and 2012, respectively.

The following pro forma results (in thousands) do not include any cost savings or other synergies that may result from the acquisitions or any estimated costs that have been or will be incurred by the Company to integrate the properties acquired. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of the period, nor are they necessarily indicative of future results.

	For the Years Ended December 31,
	2013	2012	2011
Operating revenues	$990,552	$494,367	$187,842
Net income	$160,296	$146,212	$43,714
Earnings per common share
Basic	$0.60	$0.55	$0.18
Diluted	$0.60	$0.55	$0.18

Note 5—Long-Term Debt

As of the dates indicated the Company’s long-term debt consisted of the following (in thousands):

	At December 31,
	2013	2012
Credit Facility due April 2018	$708,000	$295,000
2019 Notes due December 2019	800,000	800,000
Unamortized Premium on 2019 Notes	4,976	5,622
2021 Notes due January 2021	350,000	—
2022 Notes due February 2022	400,000	—
Total Long-Term Debt	$2,262,976	$1,100,622
Less: Current Portion of Long Term Debt	—	—
Total Long-Term Debt, Net of Current Portion	$2,262,976	$1,100,622

Credit Facility

Kodiak Oil & Gas (USA) Inc. (the “Borrower”), a wholly-owned subsidiary of Kodiak Oil & Gas Corp., has in place a $1.5 billion credit facility with a syndicate of banks, which is subject to a borrowing base. The credit facility matures on April 2, 2018. As of December 31, 2013, the credit facility was subject to a borrowing base of $1.35 billion. Redetermination of the borrowing base occurs semi-annually, on April 1 and October 1. Additionally, the Company may elect a redetermination of the borrowing base one time during any six month period.

Interest on the credit facility is payable at one of the following two variable rates: the alternate base rate for ABR loans or the adjusted rate for Eurodollar loans, as selected by the Company, plus an additional percentage that can vary on a daily basis and is based on the daily unused portion of the credit facility. This additional percentage is referred to as the “Applicable Margin” and varies depending on the type of loan. The Applicable Margin for the ABR loans is a sliding scale of 0.50% to 1.50%, depending on borrowing base usage. The Applicable Margin on the adjusted London interbank offered ("LIBO") rate is a sliding scale of 1.50% to 2.50%, depending on borrowing base usage. Additionally, the credit facility provides for a commitment fee of 0.375% to 0.50%, depending on borrowing base usage. The grid below shows the Applicable Margin options depending on the applicable Borrowing Base Utilization Percentage (as defined in the credit facility) as of the date of this filing:
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

The credit facility also contains financial covenants requiring the Borrower to comply with a current ratio of consolidated current assets (including unused borrowing capacity) to consolidated current liabilities of not less than 1.0:1.0 and to maintain, on the last day of each quarter, a ratio of total debt to EBITDAX of not greater than 4.0 to 1.0. The Company was in compliance with all financial covenants under the credit facility as of December 31, 2013, and through the filing of this report.

As of December 31, 2013, the Company had $708.0 million in outstanding borrowings under the credit facility and as such, the available credit under the credit facility at that date was $642.0 million. Subsequent to December 31, 2013, the Company paid down $8.0 million on the credit facility, bringing the outstanding balance as of the date of this filing under the credit facility to $700.0 million. Any borrowings under the credit facility are collateralized by the Borrower’s oil and gas producing properties, the Borrower’s personal property and the equity interests of the Borrower held by the Company. The Company has entered into crude oil commodity derivative instruments with several counterparties that are also lenders under the credit facility. The Company’s obligations under these derivative instruments are secured by the credit facility.

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

Senior Notes

In November 2011 the Company issued at par $650.0 million principal amount of 8.125% Senior Notes due December 1, 2019 and in May 2012, the Company issued at a price of 104.0% of par an additional $150.0 million aggregate principal amount of 8.125% Senior Notes due December 1, 2019 (the "2019 Notes"). The 2019 Notes bear an annual interest rate of 8.125%. The interest on the 2019 Notes is payable on June 1 and December 1 of each year. The issuance of the 2019 Notes resulted in aggregate net proceeds of approximately $784.2 million after deducting discounts and fees. The Company used the proceeds from the 2019 Notes to fund its acquisition program and repay outstanding borrowings under its credit facility and second lien credit agreement and for general corporate purposes.

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

In July 2013, the Company issued at par $400.0 million principal amount of 5.50% Senior Notes due February 1, 2022 (the "2022 Notes" and, together with the 2019 Notes and 2021 Notes, the "Senior Notes"). The 2022 Notes bear an annual interest rate of 5.50%. The interest on the 2022 Notes is payable on February 1 and August 1 of each year commencing on February 1, 2014. The Company received net proceeds of approximately $391.8 million after deducting discounts and fees. All of the net proceeds from the 2022 Notes were used to repay borrowings on the Company's credit facility.

The 2019 Notes and 2021 Notes were issued under separate indentures among the Company, Kodiak Oil & Gas (USA) Inc., as guarantor, U.S. Bank National Association, as trustee, and Computershare Trust Company of Canada, as Canadian trustee (the “2019 Indenture” and the “2021 Indenture”, respectively). The 2022 Notes were issued under an indenture among the Company, Kodiak Oil & Gas (USA) Inc., Kodiak Williston, LLC and KOG Finance, LLC (collectively, the “Guarantors”), U.S. Bank National Association, as trustee, and Computershare Trust Company of Canada, as Canadian trustee (the “2022 Indenture”, and together with the 2019 Indenture and the 2021 Indenture, the “Indentures”). In July 2013, the Kodiak Williston, LLC and KOG Finance, LLC entered into Supplemental Indentures to the 2019 Indenture and 2021 Indenture to guarantee the 2019 Notes and 2021 Notes. The Indentures contain affirmative and negative covenants that, among other things, limit the Company's and the Guarantors' ability to make investments; incur additional indebtedness or issue preferred stock; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of the assets of the Company; engage in transactions with the Company's affiliates; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; and create unrestricted subsidiaries. The Indentures also contain customary events of default. Upon the occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. The Company was in compliance with all financial covenants under the Indentures as of December 31, 2013, and through the filing of this report.

The 2019 Notes are redeemable by the Company at any time on or after December 1, 2015, the 2021 Notes are redeemable by the Company at any time on or after January 15, 2017, and the 2022 Notes are redeemable by the Company at any time on or after August 1, 2017, in each case, at the redemption prices set forth in the indentures. Further, the 2019 Notes are redeemable by the Company prior to December 1, 2015, the 2021 Notes are redeemable by the Company prior to January 15, 2017, and the 2022 Notes are redeemable by the Company prior to August 1, 2017, in each case, at the redemption prices plus a “make-whole” premium set forth in the Indentures. The Company is also entitled to redeem up to 35% of the aggregate principal amount of the 2019 Notes before December 1, 2014, up to 35% of the aggregate principal amount of the 2021 Notes before January 15, 2016, and up to 35% of the aggregate principal amount of the 2022 Notes before August 1, 2016, with net proceeds that the Company raises in equity offerings at a redemption price equal to 108.125% of the principal amount of the 2019 Notes being redeemed and 105.5% of the principal amount of the 2021 Notes being redeemed and 105.5% of the principal amount of the 2022 Notes being redeemed, plus, in each case, accrued and unpaid interest. If the Company undergoes a change of control, it may redeem all, but not less than all, of the Senior Notes at a redemption price equal to 101% of the principal amount of the Senior Notes redeemed plus accrued and unpaid interest. The Company may redeem the Senior Notes if, as a result of changes in applicable law, it is required to pay additional amounts related to tax-withholdings, at a price equal to 100% of the principal amounts of the Senior Notes redeemed plus accrued and unpaid interest. The Company must offer to purchase the Senior Notes if it sells assets under certain circumstances.

On November 16, 2012, the Company closed a registered exchange offer with respect to the 2019 Notes pursuant to which all of the holders of the privately placed 2019 Notes exchanged their notes for SEC-registered 2019 Notes. On December 3, 2013, the Company closed a registered exchange offer with respect to the 2021 Notes and 2022 Notes, pursuant to which all holders of the privately placed 2021 Notes and 2022 Notes exchanged their notes for SEC-registered 2021 Notes and 2022 Notes, respectively.

Deferred Financing Costs

As of December 31, 2013, the Company had deferred financing costs of $41.7 million related to its credit facility and Senior Notes. Deferred financing costs include origination, legal, engineering, and other fees incurred in connection with the Company’s credit facility and Senior Notes. For the years ended December 31, 2013, 2012, and 2011, the Company recorded amortization expense of $5.0 million, $3.0 million, and $15.0 million, respectively.

Interest Incurred On Long-Term Debt

For the years ended December 31, 2013, 2012, and 2011, the Company incurred interest expense on long-term debt of $104.6 million, $63.4 million, and $12.4 million, respectively. Of the total interest incurred, the Company capitalized interest costs of $34.6 million, $46.0 million, and $8.4 million for the years ended December 31, 2013, 2012, and 2011, respectively. Additionally, for the years ended December 31, 2013 and 2012, interest expense was reduced for the amortization of the bond premium in the amount of $646,000 and $378,000, respectively.

Note 6— Income Taxes

The Company's provision for income taxes consists of the following (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Current income tax expense (U.S. and Canada)	$—	$—	$—

Deferred income tax expense
U.S.	$92,600	$26,800	$—
Canada	—	—	—
Total deferred income tax expense	92,600	26,800	—

Total income tax expense	$92,600	$26,800	$—
The Company's effective income tax rate differs from amounts that would result from applying the United States federal statutory income tax rate of 35% to income before income taxes as follows:

	For the Years Ended December 31,
	2013	2012	2011

Federal	35.00%	35.00%	35.00%
State	2.17%	2.43%	2.23%
Other	(0.33)%	2.51%	0.00%
Change in valuation allowances	2.73%	(23.00)%	(37.23)%
Net	39.57%	16.94%	0.00%

The Company's principal components of deferred income tax assets and liabilities are as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Deferred Income Tax Assets (Liabilities):
U.S. net operating loss carryovers	$67,050	$51,176	$40,378
Stock-based compensation	4,037	5,988	5,225
Oil and gas properties	(204,035)	(79,369)	(17,543)
Canadian net operating losses and issuance costs	17,462	11,070	8,600
Derivatives (Mark to market)	7,079	(3,414)	8,175
Other	6,469	(1,181)	(645)
	(101,938)	(15,730)	44,190
Valuation allowance on United States tax assets	—	—	(35,590)
Valuation allowance on Canadian tax assets	(17,462)	(11,070)	(8,600)
Deferred income tax asset (liability), net	$(119,400)	$(26,800)	$—
At each reporting period, management considers the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, projected future taxable income and tax planning strategies in making an assessment as to the future utilization of deferred tax assets. The Company continues to provide a full valuation allowance on the Canadian net deferred tax assets as ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As the Company does not have revenue generating assets in Canada, the Company does not expect to utilize the Canadian net deferred tax assets. As of March 31, 2012 the Company concluded that it was more likely than not to be able to realize the benefits of its U.S. deferred tax assets and determined it was appropriate, at that time, to release the U.S. valuation allowance against its U.S. deferred tax assets. This decision was based on the fact that for the preceding three-year period the Company had reported positive cumulative net income. The Company will continue to evaluate whether a valuation allowance on a separate country basis is needed in future reporting periods. Additionally, the Company has the ability and intends to indefinitely reinvest the undistributed earnings of Kodiak Oil & Gas (USA) Inc. with the exception of a de minimis amount of Canadian general and administrative expenses paid by Kodiak Oil & Gas (USA) Inc. on behalf of Kodiak Oil & Gas Corp.
Net Operating Losses

As of December 31, 2013, the Company estimates its cumulative net operating loss ("NOL") at approximately $271.8 million which may be carried forward to reduce taxable income in future years. As of December 31, 2013, the Company had U.S. federal NOL carryovers of $204.3 million for U.S. federal income tax purposes and $181.2 million for financial reporting purposes. The difference of $23.1 million is attributable to tax deductions related to equity compensation in excess of equity compensation recognized for financial reporting purposes. In addition, the Company has $67.5 million in NOLs related to its Canadian tax filings. If unused, the U.S. federal NOLs will begin to expire between the years 2023 and 2033 and the Canadian NOLs will expire between the years 2014 and 2033.

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss carryforwards if there has been a change in ownership as described in Internal Revenue Code Section 382. The Company analyzed potential limitations under IRC Section 382 and determined there are no limitations to its net operating loss carryforwards as of December 31, 2013.

Accounting for Uncertainty in Income Taxes

As of December 31, 2013, the Company believes that it has no liability for uncertain tax positions. If the Company were to determine there were any uncertain tax positions, the Company would recognize the liability and related interest and penalties within income tax expense. As of December 31, 2013, the Company had no provision for interest or penalties related to uncertain tax positions. The Company files income tax returns in Canada and U.S. federal jurisdiction and various states. There are currently no Canadian or U.S. federal or state income tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service, state or local tax authorities for tax years ended on or before December 31, 2009 or Canadian tax examinations by the Canadian Revenue Agency for tax years ended on or before December 31, 2001. Although certain tax years are closed under the statute of limitations, tax authorities can still adjust tax losses being carried forward to open tax years.
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

The Company’s commodity derivative contracts as of December 31, 2013 are summarized below:

Collars	Basis (1)	Quantity (Bbl/d)	Strike Price ($/Bbl)
January 1, 2014—December 31, 2015	NYMEX	300 - 425	$85.00 - $102.75

Swaps	Basis (1)	Average Quantity (Bbl/d)	Average Swap Price ($/Bbl)
2014 Total	NYMEX	25,800	$93.41
2015 Total	NYMEX	3,625	$88.77

(1)	NYMEX refers to quoted prices on the New York Mercantile Exchange
The following tables detail the fair value of the Company's derivative instruments, including the gross amounts and adjustments made to net the derivative instruments for the presentation in the consolidated balance sheet (in thousands):

		As of December 31, 2013
Underlying Commodity	Location on Balance Sheet	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Consolidated Balance Sheet
Crude oil derivative contract	Current assets	$7,278	$(7,278)	$—
Crude oil derivative contract	Noncurrent assets	$2,731	$(1,441)	$1,290
Crude oil derivative contract	Current liabilities	$27,612	$(7,278)	$20,334
Crude oil derivative contract	Noncurrent liabilities	$1,441	$(1,441)	$—

		As of December 31, 2012
Underlying Commodity	Location on Balance Sheet	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Consolidated Balance Sheet
Crude oil derivative contract	Current assets	$16,912	$(6,048)	$10,864
Crude oil derivative contract	Noncurrent assets	$5,455	$(2,605)	$2,850
Crude oil derivative contract	Current liabilities	$6,352	$(6,048)	$304
Crude oil derivative contract	Noncurrent liabilities	$6,893	$(2,605)	$4,288
The Company recognized a net loss on commodity price risk management activities of $45.0 million for the year ended December 31, 2013 and a net gain on commodity price risk management activities of $44.6 million for the year ended December 31, 2012.

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

The following table summarizes the activities of the Company’s asset retirement obligation for the years ended December 31, 2013 and 2012 (in thousands):

	For the Years Ended December 31,
	2013	2012
Balance beginning of period	$9,064	$3,627
Liabilities incurred or acquired	7,181	4,537
Liabilities settled	(890)	(58)
Revisions in estimated cash flows	—	405
Accretion expense	1,050	553
Balance end of period	$16,405	$9,064

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

The Company’s non-recurring fair value measurements include asset retirement obligations, please refer to Note 8 - Asset Retirement Obligations, and the purchase price allocations for the fair value of assets and liabilities acquired through business combinations, please refer to Note 4 - Acquisitions and Divestitures.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013 and 2012 by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at December 31, 2013 Using
	Level 1	Level 2	Level 3	Total
Financial Assets and Liabilities:
Commodity price risk management asset	$—	$1,290	$—	$1,290
Commodity price risk management liability	$—	$20,334	$—	$20,334

	Fair Value Measurements at December 31, 2012 Using
	Level 1	Level 2	Level 3	Total
Financial Assets and Liabilities:
Commodity price risk management asset	$—	$13,714	$—	$13,714
Commodity price risk management liability	$—	$4,592	$—	$4,592

The following methods and assumptions were used to estimate the fair value of the assets and liabilities in the table above:

Commodity Derivative Instruments

The Company determines its estimate of the fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, the credit rating of each counterparty, and the Company’s own credit rating. In consideration of counterparty credit risk, the Company assessed the possibility of whether each counterparty to the derivative would default by failing to make any contractually required payments. Additionally, the Company considers that it is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions. At December 31, 2013 and 2012, derivative instruments utilized by the Company consist of both “no premium” collars and swaps. The crude oil derivative markets are highly active. Although the Company’s derivative instruments are valued using public indices, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange. As such, the Company has classified these instruments as Level 2.

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

	At December 31, 2013		At December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit facility	$708,000	$708,000	$295,000	$295,000
2019 Notes	$804,976	$888,000	$805,622	$890,000
2021 Notes	$350,000	$350,438	$—	$—
2022 Notes	$400,000	$398,000	$—	$—

Note 10—Common Stock

In January 2012, the Company issued 5,055,612 shares of common stock valued at approximately $49.8 million to two separate private, unaffiliated oil and gas companies as part of the consideration for the oil and gas properties acquired in January 2012. Please refer to Note 4 - Acquisitions and Divestitures for additional discussion.

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

In June 2011, the Company issued 2,500,000 shares of common stock valued at approximately $14.4 million to a private, unaffiliated oil and gas company as part of the consideration for the oil and gas properties acquired in June 2011. Please refer to Note 4 - Acquisitions and Divestitures for additional discussion.

Note 11—Share Based Payments

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

Stock Options

Total compensation expense related to the stock options of $8.1 million, $6.4 million, and $3.6 million was recognized for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, there was $7.8 million of total unrecognized compensation cost related to stock options, which is expected to be amortized over a weighted average period of 2.0 years.

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

	For the Years Ended December 31,
	2013	2012	2011
Risk free rates	0.88-2.14%	0.78-1.48%	1.06 - 2.57%
Dividend yield	—%	—%	—%
Expected volatility	80.04 - 85.08%	85.23 - 90.25%	90.43 - 94.97%
Weighted average expected stock option life	5.81 years	5.85 years	6.01 years

The weighted average fair value at the date of grant for stock options granted is as follows:

Weighted average fair value per share	$6.80	$6.58	$5.10
Total options granted	1,850,900	1,159,500	1,712,500
Total weighted average fair value of options granted	$12,586,120	$7,629,510	$8,733,750
A summary of the stock options outstanding is as follows:

	Number of Options	Weighted Average Exercise Price
Balance outstanding at January 1, 2011:	6,489,917	$2.73
Granted	1,712,500	6.74
Forfeited	(616,525)	3.61
Exercised	(994,734)	2.88
Balance outstanding at December 31, 2011:	6,591,158	$3.77
Granted	1,159,500	9.08
Forfeited	(620,029)	6.06
Exercised	(1,424,678)	2.85
Balance outstanding at December 31, 2012:	5,705,951	$4.83
Granted	1,850,900	9.79
Forfeited	(727,952)	6.70
Exercised	(728,744)	4.41
Balance outstanding at December 31, 2013:	6,100,155	$6.12

Options exercisable at December 31, 2013:	3,719,988	$4.20

The following table summarizes information about stock options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 0.36-$2.00	738,448	1.9	$0.91	738,448	1.9	$0.91
$2.01-$4.00	1,671,207	4.1	$3.04	1,671,207	4.1	$3.04
$4.01-$6.00	318,000	7.3	$5.06	229,000	7.3	$5.01
$6.01-$8.00	927,500	7.3	$6.81	508,500	6.7	$6.63
$8.01-$10.00	1,897,000	8.7	$9.16	566,000	8.1	$9.35
$10.01-$12.00	345,000	9.7	$10.68	6,833	8.3	$10.11
$12.01-$13.31	203,000	9.8	$12.78	—	0.0	$0.00
	6,100,155	6.4	$6.12	3,719,988	4.8	$4.20
The aggregate intrinsic value of vested and exercisable options as of December 31, 2013 was $26.1 million. The aggregate intrinsic value of options vested and expected to vest as of December 31, 2013 was $31.1 million. The intrinsic value of is based on the Company’s December 31, 2013 closing common stock price of $11.21. This amount would have been received by the option holders had all option holders exercised their options as of that date. The total grant date fair value of the shares vested during 2013 was $6.6 million.
Restricted Stock Units and Restricted Stock
Total compensation expense related to restricted stock units (“RSUs”) and restricted stock of $7.6 million, $4.8 million, and $1.6 million was recognized for the years ended December 31, 2013, 2012, and 2011, respectively. As of December 31, 2013, there was $19.8 million of total unrecognized compensation cost related to the RSUs and restricted stock, which is expected to be amortized over a weighted average period of 2.3 years.

During the first and fourth quarter of 2013, the Company awarded 36,000 and 31,500 shares of restricted stock to its Board of Directors pursuant to the Plan, respectively. These restricted stock shares vest over a four year period and the Company began recognizing compensation expense related to these grants in the quarter they were awarded. The Company recognizes compensation cost for these grants on a straight-line basis over the requisite service period for the entire award. The fair value of restricted stock is based on the stock price on the grant date and the Company assumes a 0.6% annual forfeiture rate.

In the fourth quarter 2013, the Company awarded 1,221,966 performance based RSUs to officers pursuant to the Plan. Subject to the satisfaction of certain 2014 performance‑based conditions, the RSUs vest one-quarter per year over a four year service period and the Company began recognizing compensation expense related to these grants beginning in the fourth quarter 2013 over the vesting period. The Company recognizes compensation cost for performance based grants on a tranche level basis over the requisite service period for the entire award. Each quarter, the Company evaluates the actual performance results compared to the performance metrics and estimates the probability of the metrics being satisfied. The Company adjusts the number of shares expected to be granted and related expense based on its assessment. The Company is currently assuming that the maximum number of shares will be granted and expensing accordingly. The fair value of the RSUs granted is based on the stock price on the grant date and the Company assumed a 0.6% annual forfeiture rate.

As of December 31, 2013, there were 1,266,209 unvested performance based RSUs, 1,221,966 RSU's that may be issued subject to performance based metrics and 125,000 unvested restricted stock shares with a combined weighted average grant date fair value of $10.18 per share. The total fair value vested during 2013 was $4.8 million. A summary of the RSUs and restricted stock shares outstanding is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock and RSUs at January 1, 2011	183,000	$6.47
Granted	1,025,085	8.51
Forfeited	—	—
Vested	(199,974)	6.78
Non-vested restricted stock and RSUs at December 31, 2011	1,008,111	$8.48
Granted	1,107,873	9.18
Forfeited	—	—
Vested	(286,403)	8.30
Non-vested restricted stock and RSUs at December 31, 2012	1,829,581	$8.93
Granted	1,324,466	11.34
Forfeited	—	—
Vested	(540,872)	8.79
Non-vested restricted stock and RSUs at December 31, 2013	2,613,175	$10.18
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

The performance based restricted stock units and unexercised stock options are not participating securities, since these shares are not entitled to participate in dividends declared on common shares. The number of potentially dilutive shares attributable to the performance based restricted stock units is based on the number of shares, if any, which would be issuable at the end of the respective reporting period, assuming that date was the end of the performance measurement period. Please refer to Note 11 - Share Based Payments under the heading Restricted Stock Units and Restricted Stock for additional discussion.

The table below sets forth the computations of basic and diluted net income per share for the years ended December 31, 2013, 2012, and 2011 (in thousands, except per share data):

	For the Years Ended December 31,
	2013	2012	2011
Basic net income	$141,416	$131,584	$3,875
Income allocable to participating securities	(48)	(15)	(1)
Diluted net income	$141,368	$131,569	$3,874

Basic weighted average common shares outstanding	265,650,733	263,531,408	197,579,298
Effect of dilutive securities
Options to purchase common shares	5,552,155	5,092,451	5,567,158
Assumed treasury shares purchased	(3,698,202)	(1,696,667)	(2,691,509)
Unvested restricted stock units	1,627,228	744,104	97,045
Diluted weighted average common shares outstanding	269,131,914	267,671,296	200,551,992

Basic earnings per share	$0.53	$0.50	$0.02
Diluted earnings per share	$0.53	$0.49	$0.02
The following options and unvested restricted shares, which could be potentially dilutive in future periods, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive for the periods indicated:

	For the Years Ended December 31,
	2013	2012	2011
Anti-dilutive shares	548,000	613,500	1,121,045
Note 13—Benefit Plans

401(k) Plan

In 2008 the Company established a 401(k) plan for the benefit of its employees. Eligible employees may make voluntary contributions not exceeding statutory limitations to the plan. The Company matches 100% of employee contributions up to 3% of the employee’s salary and 50% of an additional 2% of employee contributions. The Company's matching contributions are 100% vested upon participation. The matching contribution recorded in 2013 and 2012, respectively was $480,000 and $346,000.

Other Company Benefits

The Company provides a health, dental, vision, life, and disability insurance benefit to all regular full-time employees.

Note 14—Commitments and Contingencies
Leases

The Company leases office space in Denver, Colorado and Williston and Dickinson, North Dakota under separate operating lease agreements. The Denver, Colorado lease expires on October 31, 2016. The Williston and Dickinson, North Dakota leases expire on May 31, 2014 and December 31, 2014, respectively. Total rental commitments under non-cancelable leases for office space were $3.2 million at December 31, 2013. The future minimum lease payments under these non-cancelable leases are as follows: $1.1 million in 2014, $1.1 million in 2015, $1.0 million in 2016, $0 in 2017, and $0 in 2018.

Drilling Rigs

As of December 31, 2013, the Company was subject to commitments on all seven of its drilling rigs. Four of the contracts expire in 2014, one expires in 2015 and two expire in 2016. In the event of early termination under all of these contracts, the Company would be obligated to pay an aggregate amount of approximately $64.1 million as of December 31, 2013 as required under the varying terms of such contracts.

Guarantees

As of December 31, 2013, the Company had issued $800.0 million of 2019 Notes, $350.0 million of 2021 Notes, and $400.0 million of 2022 Notes, all of which are guaranteed on a senior unsecured basis by the Company's wholly-owned subsidiaries, Kodiak Oil & Gas (USA) Inc, Kodiak Williston, LLC and KOG Finance, LLC. Kodiak Oil & Gas Corp, as the parent company, has no independent assets or operations. The guarantees are full, unconditional and joint and several. The Company's non-guarantor subsidiary, KOG Oil & Gas, ULC has de minimis operations.

Under the Company’s credit facility and the Indentures, the Company and subsidiary guarantors are subject to certain limitations on the ability of the subsidiary guarantors to transfer funds to the Company, including certain limitations on dividends, distributions, redemptions, payments, investments, loans and advances. There are no other restrictions on the ability of the Company to obtain funds from its subsidiaries by dividend or loan (other than as described in Note 5 - Long-Term Debt). Finally, as of December 31, 2013, the Company’s wholly-owned subsidiaries did not have restricted assets that exceed 25% of consolidated net assets that may not be transferred to the Company in the form of loans, advances, or cash dividends by the subsidiaries without the consent of a third-party.

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

Other

The Company is subject to litigation and claims in pending or threatened legal proceedings arising in the normal course of its business, including, but not limited to, royalty claims and contract claims. The Company believes all such matters are without merit or involve amounts which, if resolved unfavorably, either individually or in the aggregate, will not have a material adverse effect on its financial condition, results of operations or cash flows.

As is customary in the oil and gas industry, the Company may at times have commitments in place to reserve or earn certain acreage positions or wells. If the Company does not meet such commitments, the acreage positions or wells may be lost.

Note 15—Supplemental Oil and Gas Reserve Information (Unaudited)

Oil and Natural Gas Reserve Quantities (Unaudited)

The reserves at December 31, 2013, 2012 and 2011 presented below were prepared by the independent engineering firm Netherland, Sewell & Associates, Inc. All reserves are located within the continental United States. Proved oil and natural gas reserves are the estimated quantities of oil and natural gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions (i.e., prices and costs) existing at the time the estimate is made. Proved developed oil and natural gas reserves are proved reserves that can be expected to be recovered through existing wells and equipment in place and under operating methods being utilized at the time the estimates were made. A variety of methodologies are used to determine our proved reserve estimates. The principal methodologies employed are decline curve analysis, advance production type curve matching, petro‑physics/log analysis and analogy. Some combination of these methods is used to determine reserve estimates in substantially all of our fields. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established proved producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

The following table sets forth information for the years ended December 31, 2013, 2012 and 2011 with respect to changes in the Company’s proved (i.e. proved developed and undeveloped) reserves:

	Crude Oil (MBbls)	Natural Gas (MMcf)
December 31, 2010	10,010.4	8,960.1
Revisions of previous estimates	1,983.2	268.5
Purchase of reserves	7,104.8	4,995.4
Extensions, discoveries, and other additions	17,821.8	12,108.6
Sale of reserves	(0.2)	(270.7)
Production	(1,344.5)	(522.7)
December 31, 2011	35,575.5	25,539.2
Revisions of previous estimates	1,965.2	17,954.8
Purchase of reserves	10,510.6	8,283.8
Extensions, discoveries, and other additions	37,582.6	34,647.8
Sale of reserves	—	—
Production	(4,704.1)	(3,302.0)
December 31, 2012	80,929.8	83,123.6
Revisions of previous estimates	898.3	16,044.1
Purchase of reserves	22,578.9	16,917.7
Extensions, discoveries, and other additions	44,818.0	66,494.8
Sale of reserves	(1,528.8)	(1,353.3)
Production	(9,439.2)	(7,241.8)
December 31, 2013	138,257.0	173,985.1
Proved Developed Reserves, included above:
Balance, December 31, 2010	3,756.4	3,653.0
Balance, December 31, 2011	13,178.8	8,956.8
Balance, December 31, 2012	36,158.0	41,870.3
Balance, December 31, 2013	63,934.1	78,822.7
Proved Undeveloped Reserves, included above:
Balance, December 31, 2010	6,254.0	5,307.1
Balance, December 31, 2011	22,396.7	16,582.4
Balance, December 31, 2012	44,771.8	41,253.3
Balance, December 31, 2013	74,322.9	95,162.4

•
The values for the 2013 oil and gas reserves are based on the 12 month arithmetic average first of month price January through December 31, 2013 crude oil price of $96.91 per barrel (West Texas Intermediate price) and natural gas price of $3.51 per MMBtu (Questar Rocky Mountains price) or $3.75 per MMBtu (Northern Ventura price). All prices are then further adjusted for transportation, quality and basis differentials. The average resulting price used as of December 31, 2013 was $89.24 per barrel of oil and $4.96 per Mcf for natural gas.

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

For the year ended December 31, 2013, the Company had upward revisions of previous estimates of 898.3 MBbls and 16,044.1 MMcf.  These revisions are primarily the result of well performance. As a result of ongoing drilling and completion activities during 2013, the Company reported extensions, discoveries, and other additions of 44,818.0 MBbls and 66,494.8 MMcf. Additionally, in 2013 through acquisition and divestitures, the Company purchased reserves of 22,578.9 MMbls and 16,917.7 MMcf and sold reserves of 1,528.8 MMbls and 1,353.3 MMcf., respectively

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Unaudited)

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

The following summary sets forth the Company’s future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in ASC Topic 932 (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Future oil and gas sales	$13,201,771	$7,179,856	$3,285,461
Future production costs	(4,467,923)	(2,078,147)	(962,680)
Future development costs	(1,889,222)	(1,072,131)	(504,762)
Future income tax expense	(1,388,913)	(694,877)	(431,650)
Future net cash flows	5,455,713	3,334,701	1,386,369
10% annual discount	(2,672,875)	(1,726,174)	(726,394)
Standardized measure of discounted future net cash flows (1)	$2,782,838	$1,608,527	$659,975

(1)
The Company's calculations of the standardized measure of discounted future net cash flows include the effect of estimated future income tax expenses for all years reported. For purposes of the Standardized Measure calculation, it was assumed that all of our NOLs will be realized within future carryforward periods. All of the Company’s operations, and resulting NOLs, are attributable to our oil and gas assets.

The following are the principal sources of change in the Standardized Measure (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Balance at beginning of period	$1,608,527	$659,975	$154,568
Sales of oil and gas, net	(714,201)	(323,192)	(93,102)
Net change in prices and production costs	94,975	(23,839)	92,165
Net change in future development costs	41,338	(14,706)	(8,563)
Extensions and discoveries	962,961	710,912	424,635
Acquisition of reserves	641,730	267,932	165,152
Sale of reserves	(44,973)	—	(29)
Revisions of previous quantity estimates	74,287	100,376	43,311
Previously estimated development costs incurred	332,510	265,174	34,236
Net change in income taxes	(384,805)	(119,847)	(184,146)
Accretion of discount	191,908	111,127	16,113
Other	(21,419)	(25,385)	15,635
Balance at end of period	$2,782,838	$1,608,527	$659,975

Note 16—Quarterly Financial Information (Unaudited):

The Company’s quarterly financial information for the years ended December 31, 2013 and 2012 is as follows (in thousands, except share data):

	For the Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$165,050	$173,478	$299,592	$266,492
Income from operations (1)	$71,674	$73,538	$143,366	$108,400
Other income (expense)	$(29,128)	$7,138	$(80,156)	$(13,592)
Net income	$19,444	$44,250	$31,150	$46,572
Basic earnings per share	$0.07	$0.17	$0.12	$0.17
Diluted earnings per share	$0.07	$0.17	$0.12	$0.17
Net cash provided by operating activities	$114,573	$118,331	$152,631	$168,067
Net cash used in investing activities	$(279,870)	$(300,760)	$(884,356)	$(254,156)
Net cash provided by financing activities	$147,822	$189,916	$735,971	$67,861

	For the Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$79,936	$85,768	$112,140	$130,846
Income from operations (1)	$36,341	$34,379	$45,470	$51,368
Other income (expense)	$(26,699)	$92,755	$(36,848)	$(3,854)
Net income	$1,744	$93,072	$3,476	$33,292
Basic earnings per share	$0.01	$0.35	$0.01	$0.13
Diluted earnings per share	$0.01	$0.35	$0.01	$0.12
Net cash provided by operating activities (2)	$69,051	$44,974	$89,230	$69,424
Net cash used in investing activities (2)	$(697,173)	$(208,170)	$(215,424)	$(227,311)
Net cash provided by financing activities	$571,423	$151,787	$114,448	$180,197

(1)	Excludes interest income (expense) net, other income, gain (loss) on commodity price risk management activities net, general and administrative expense and income tax expense (benefit).

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

Management (with the participation of the principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management, with the participation of the CEO and CFO, concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013. Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued an attestation report on the effectiveness of internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

The attestation report required under this Item 9A is set forth below under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

Management, with the participation of the CEO and CFO, concluded that there were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Kodiak Oil & Gas Corp.

We have audited Kodiak Oil & Gas Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Kodiak Oil & Gas Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Kodiak Oil & Gas Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kodiak Oil & Gas Corp. as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
February 27, 2014

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information responsive to Items 401, 405, 406 and 407 of Regulation S-K to be included in our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, to be filed within 120 days of December 31, 2013, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “2014 Proxy Statement”), is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information responsive to Items 402 and 407 of Regulation S-K to be included in our 2014 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information responsive to Items 201(d) and 403 of Regulation S-K to be included in our 2014 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information responsive to Items 404 and 407 of Regulation S-K to be included in our 2014 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information responsive to Item 9(e) of Schedule 14A to be included in our 2014 Proxy Statement is incorporated herein by reference.

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
2.1
Asset Purchase Agreement, entered into October 19, 2010, by and among Peak Grasslands, LLC, Kodiak Oil & Gas (USA) Inc., and Kodiak Oil & Gas Corp. (filed as Exhibit 2.1 to the registrant's Current Report on Form 8-K filed on October 25, 2010 and incorporated herein by reference)

2.2
Purchase and Sale Agreement among Ursa Resources Group LLC, Kodiak Oil & Gas (USA) Inc. and Kodiak Oil & Gas Corp. dated May 20, 2011 (filed as Exhibit 2.1 to the registrant's Current Report on Form 8-K/A filed on June 29, 2011 and incorporated herein by reference)

2.3
Purchase and Sale Agreement between BTA Oil Producers LLC, and Kodiak Oil & Gas (USA) Inc. dated September 27, 2011 (filed as Exhibit 2.1 to the registrant's Quarterly Report on Form 10-Q filed on November 3, 2011 and incorporated herein by reference)

2.4
Purchase and Sale Agreement by and among North Plains Energy, LLC (Seller), Kodiak Oil & Gas (USA) Inc. (Buyer) and Kodiak Oil & Gas Corp. (Parent), dated as of November 14, 2011 (filed as Exhibit 2.1 to the registrant's Current Report on Form 8-K/A filed on November 17, 2011 and incorporated herein by reference)

2.5
Purchase and Sale Agreement by and among Mercuria Bakken, LLC (Seller), Kodiak Oil & Gas (USA) Inc. (Buyer) and Kodiak Oil & Gas Corp. (Parent), dated as of November 14, 2011 (filed as Exhibit 2.2 to the registrant's Current Report on Form 8-K/A filed on November 17, 2011 and incorporated herein by reference)

2.6
Purchase and Sale Agreement between Kodiak Oil & Gas (USA) Inc., Kodiak Oil & Gas Corp. and Liberty Resources LLC dated June 2, 2013 (filed as Exhibit 2.1 to the registrant's Current Report on Form 8-K filed on June 3, 2013 and incorporated herein by reference)

3.1
Certificate of Continuance of Kodiak Oil & Gas Corp., dated September 20, 2001 (filed as Exhibit 1.1 to the registrant's Registration Statement on Form 20-F filed on November 23, 2005 and incorporated herein by reference)

3.2	Articles of Continuation of Kodiak Oil & Gas Corp. (filed as Exhibit 1.2 to the registrant's Registration Statement on Form 20-F filed on November 23, 2005 and incorporated herein by reference)
3.3	Amended and Restated By-Law No. 1 of the Company (filed as Exhibit 3.3 to the registrant's Quarterly Report on Form 10-Q filed on May 9, 2008 and incorporated herein by reference)
3.4
Articles of Incorporation of Kodiak Oil and Gas (USA) Inc. (filed as Exhibit 3.3 to the registrant's Registration Statement on Form S-3 (Registration No. 333-169517) filed on September 22, 2010 and incorporated herein by reference)

4.1
Form of common stock certificate (filed as Exhibit 4.6 to the registrant's Registration Statement on Form S-3ASR (Registration No. 333-173520) filed on April 15, 2011 and incorporated herein by reference)

4.2
Form of senior indenture between Kodiak Oil & Gas Corp. and one or more trustees to be named (filed as Exhibit 4.7 to the registrant's Registration Statement on Form S-3ASR (Registration No. 333-173520) filed on April 15, 2011 and incorporated herein by reference)

4.3
Form of subordinated indenture between Kodiak Oil & Gas Corp. and one or more trustees to be named (filed as Exhibit 4.8 to the registrant's Registration Statement on Form S-3ASR (Registration No. 333-173520) filed on April 15, 2011 and incorporated herein by reference)

4.4
Indenture, dated November 23, 2011, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., U.S. Bank National Association and Computershare Trust Company of Canada (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on November 23, 2011 and incorporated herein by reference)

4.5
Indenture, dated January 15, 2013, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., U.S. Bank, National Association, as trustee, and Computershare Trust Company of Canada, as the Canadian trustee (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on January 15, 2013 and incorporated herein by reference)

4.6
Indenture, dated July 26, 2013, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., Kodiak Williston, LLC, KOG Finance, LLC, U.S. Bank National Association, as trustee, and Computershare Trust Company of Canada, as Canadian trustee (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on July 26, 2013 and incorporated herein by reference)

4.7
Supplemental Indenture, dated as of July 30, 2013, among Kodiak Oil & Gas Corp., Kodiak Williston, LLC, KOG Finance, LLC, U.S. Bank National Association and Computershare Trust Company of Canada, to the Indenture, dated as of November 23, 2011, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., U.S. Bank National Association and Computershare Trust Company of Canada (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q on August 1, 2013 and incorporated herein by reference)

Exhibit Number	Description
4.8
Supplemental Indenture, dated as of July 30, 2013, among Kodiak Oil & Gas Corp., Kodiak Williston, LLC, KOG Finance, LLC, U.S. Bank National Association and Computershare Trust Company of Canada, to the Indenture, dated as of January 15, 2013, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., U.S. Bank National Association and Computershare Trust Company of Canada (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q on August 1, 2013 and incorporated herein by reference)

4.9
Registration Rights Agreement, dated November 23, 2011, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., Credit Suisse Securities (USA) LLC, Wells Fargo Securities, LLC, KeyBanc Capital Markets Inc. and RBC Capital Markets, LLC (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on November 23, 2011 and incorporated herein by reference)

4.10
Registration Rights Agreement, dated May 17, 2012, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., RBC Capital Markets, LLC, Wells Fargo Securities, LLC, and Credit Suisse Securities (USA) LLC (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on May 17, 2012 and incorporated herein by reference)

4.11
Registration Rights Agreement, dated January 15, 2013, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., Wells Fargo Securities, LLC, RBC Capital Markets, LLC and Credit Suisse Securities (USA) LLC (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on January 15, 2013 and incorporated herein by reference)

4.12
Registration Rights Agreement, dated July 26, 2013, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., Kodiak Williston, LLC, KOG Finance, LLC and Credit Suisse Securities (USA) LLC (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on July 26, 2013 and incorporated herein by reference)

4.13	Officers' Certificate of the Company dated as of May 17, 2012 (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on May 17, 2012 and incorporated herein by reference)
10.1	Kodiak Oil & Gas Corp. Incentive Share Option Plan (filed as Exhibit 4.5 to the registrant's Registration Statement on Form 20-F filed on November 23, 2005 and incorporated herein by reference)
10.2	Kodiak Oil & Gas Corp. 2007 Stock Incentive Plan (filed as Appendix A to the registrant's Definitive Proxy Statement filed on April 27, 2007 and incorporated herein by reference)
10.3	Amendment No. 1 to Kodiak Oil & Gas Corp. 2007 Stock Incentive Plan (filed as Appendix A to the registrant's Definitive Proxy Statement filed on April 30, 2010 and incorporated herein by reference)
10.4	Amendment No. 2 to Kodiak Oil & Gas Corp. 2007 Stock Incentive Plan (filed as Appendix A to the registrant's Definitive Proxy Statement filed on April 28, 2011 and incorporated herein by reference)
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

10.13	Form of Restricted Stock Agreement for 2007 Stock Incentive Plan (filed as Exhibit 10.13 to the registrant's Annual Report on Form 10-K filed on February 28, 2012 and incorporated herein by reference)

Exhibit Number	Description
10.14	Form of Restricted Stock Agreement for 2007 Stock Incentive Plan (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 3, 2013 and incorporated herein by reference)
10.15	Form of Stock Option Termination Agreement (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on January 6, 2010 and incorporated herein by reference)
10.16
Fourth Amendment to Lease, dated February 14, 2007, between Transwestern Broadreach WTC, LLC and Kodiak Oil & Gas (USA) Inc. (filed as Exhibit 10.14 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 27, 2007 and incorporated herein by reference)

10.17
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

10.20
Executive Employment Agreement, effective January 1, 2011, by and among James E. Catlin, Kodiak Oil & Gas (USA) Inc. and Kodiak Oil & Gas Corp. (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on January 6, 2011 and incorporated herein by reference)

10.21
Amendment No. 1 to Employment Agreement of James E. Catlin effective January 1, 2013 (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on January 28, 2013 and incorporated herein by reference)

10.22
Executive Employment Agreement, effective January 1, 2011, by and among James P. Henderson, Kodiak Oil & Gas (USA) Inc. and Kodiak Oil & Gas Corp. (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on January 6, 2011 and incorporated herein by reference)

10.23
Amendment No. 1 to Employment Agreement of James P. Henderson effective January 1, 2013 (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on January 28, 2013 and incorporated herein by reference)

10.24
Employment Agreement between Kodiak Oil and Gas Corp. and Russell A. Branting dated January 1, 2011 (filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q filed on August 4, 2011 and incorporated herein by reference)

10.25	Amendment No. 1 to Employment Agreement of Russell A. Branting (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on June 22, 2012 and incorporated herein by reference)
10.26
Amendment No. 2 to Employment Agreement of Russell A. Branting effective January 1, 2013 (filed as Exhibit 10.4 to the registrant's Current Report on Form 8-K filed on January 28, 2013 and incorporated herein by reference)

10.27
Employment Agreement between Kodiak Oil and Gas Corp. and Russ D. Cunningham dated January 1, 2011 (filed as Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q filed on August 4, 2011 and incorporated herein by reference)

10.28	Amendment No. 1 to Employment Agreement of Russ D. Cunningham (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on June 22, 2012 and incorporated herein by reference)
10.29
Amendment No. 2 to Employment Agreement of Russ D. Cunningham effective January 1, 2013 (filed as Exhibit 10.5 to the registrant's Current Report on Form 8-K filed on January 28, 2013 and incorporated herein by reference))

10.30
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

10.32
Second Amendment to Credit Agreement among Kodiak Oil & Gas (USA) Inc., Wells Fargo Bank, N.A., and the Lenders Signatory Thereto, effective as of April 13, 2011 (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on April 19, 2011 and incorporated herein by reference)

10.33
Amended and Restated Credit Agreement, dated as of October 28, 2011, among Kodiak Oil & Gas (USA) Inc., Wells Fargo Bank, N.A. and The Lenders Party Thereto (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on November 3, 2011 and incorporated herein by reference)

Exhibit Number	Description
10.34
First Amendment and Limited Waiver to Amended and Restated Credit Agreement among Kodiak Oil & Gas (USA) Inc., as Borrower, Wells Fargo Bank, N.A., as Administrative Agent, and The Lenders Signatory Thereto, dated as of November 14, 2011 (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on November 14, 2011 and incorporated herein by reference)

10.35
Second Amendment to Amended and Restated Credit Agreement among Kodiak Oil & Gas (USA) Inc., as Borrower, Wells Fargo Bank, N.A., as Administrative Agent, and The Lenders Signatory Thereto, executed as of November 14, 2011 (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on November 14, 2011 and incorporated herein by reference)

10.36
Third Amendment to Amended and Restated Credit Agreement among Kodiak Oil & Gas (USA) Inc., as Borrower, Wells Fargo Bank, N.A., as Administrative Agent, and The Lenders Signatory Thereto, dated as of January 10, 2012 (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on January 17, 2012 and incorporated herein by reference)

10.37
Fifth Amendment to Amended and Restated Credit Agreement among Kodiak Oil & Gas (USA) Inc., as Borrower, Wells Fargo Bank, N.A., as Administrative Agent, and The Lenders Signatory Thereto, dated as of May 11, 2012 (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on May 17, 2012 and incorporated herein by reference)

10.38
Sixth Amendment to Amended and Restated Credit Agreement among Kodiak Oil & Gas (USA) Inc.; as Borrower, Wells Fargo Bank, N.A., as Administrative Agent, and The Lenders Signatory Thereto, dated as of October 15, 2012 (filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed on November 1, 2012 and incorporated herein by reference)

10.39
Seventh Amendment to Amended and Restated Credit Agreement, dated as of January 15, 2013, among Kodiak Oil & Gas (USA) Inc., as Borrower, Wells Fargo Bank, N.A., as Administrative Agent, and the Lenders signatory thereto (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on January 15, 2013 and incorporated herein by reference)

10.40
Tenth Amendment and Limited Waiver to Amended and Restated Credit Agreement among Kodiak Oil & Gas (USA) Inc., as Borrower, Wells Fargo Bank, N.A., as Administrative Agent, and The Lenders Signatory Thereto, dated as of July 12, 2013 (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on July 15, 2013 and incorporated herein by reference)

10.41
Guarantee and Collateral Agreement dated as of May 24, 2010 by Kodiak Oil & Gas (USA) Inc. in favor of Wells Fargo Bank, N.A. as administrative agent (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on May 27, 2010 and incorporated herein by reference)

10.42
Amended and Restated Guarantee and Collateral Agreement made by each of the Grantors (as defined therein) in favor of Wells Fargo Bank, N.A., dated as of October 28, 2011 (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on November 3, 2011 and incorporated herein by reference)

10.43
Guarantee and Pledge Agreement dated as of May 24, 2010 by Kodiak Oil & Gas Corp. in favor of Wells Fargo Bank, N.A. as administrative agent (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on May 27, 2010 and incorporated herein by reference)

10.44
Amended and Restated Guarantee and Pledge Agreement made by Kodiak Oil & Gas Corp. in favor of Wells Fargo Bank, N.A., dated as of October 28, 2011 (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on November 3, 2011 and incorporated herein by reference)

10.45
Second Lien Credit Agreement, dated as of November 30, 2010, among Kodiak Oil & Gas (USA) Inc., Wells Fargo Energy Capital, Inc. and The Lenders Party Thereto (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on December 2, 2010 and incorporated herein by reference)

10.46
Agreement and Amendment No. 1 to Second Lien Credit Agreement, dated as of July 15, 2011, among Kodiak Oil & Gas (USA) Inc., Kodiak Oil & Gas Corp., as guarantor, the lender parties and Wells Fargo Energy Capital, Inc. (filed as exhibit 10.1 to the registrant's Current Report on Form 8-K filed on July 18, 2011 and incorporated herein by reference)

10.47
Amended and Restated Second Lien Credit Agreement, dated as of October 28, 2011, among Kodiak Oil & Gas (USA) Inc., Wells Fargo Energy Capital, Inc. and The Lenders Party Thereto (filed as Exhibit 10.4 to the registrant's Current Report on Form 8-K filed on November 3, 2011 and incorporated herein by reference)

10.48
First Amendment and Limited Waiver to Amended and Restated Second Lien Credit Agreement among Kodiak Oil & Gas (USA) Inc., as Borrower, Wells Fargo Energy Capital, Inc., as Administrative Agent, and The Lenders Signatory Thereto, dated as of November 14, 2011 (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on November 14, 2011 and incorporated herein by reference)

10.49
Second Lien Guarantee and Pledge Agreement made by Kodiak Oil & Gas Corp. in favor of Wells Fargo Energy Capital, Inc., dated as of November 30, 2010 (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on December 2, 2010 and incorporated herein by reference)

Exhibit Number	Description
10.50
Amended and Restated Second Lien Guarantee and Pledge Agreement made by Kodiak Oil & Gas Corp. in favor of Wells Fargo Energy Capital, Inc., dated as of October 28, 2011 (filed as Exhibit 10.5 to the registrant's Current Report on Form 8-K filed on November 3, 2011 and incorporated herein by reference)

10.51
Second Lien Guarantee and Collateral Agreement made by each of the Grantors (as defined therein) in favor of Wells Fargo Energy Capital, Inc., dated as of November 30, 2010 (filed as Exhibit 10.4 to the registrant's Current Report on Form 8-K filed on December 2, 2010 and incorporated herein by reference)

10.52
Amended and Restated Second Lien Guarantee and Collateral Agreement made by each of the Grantors (as defined therein) in favor of Wells Fargo Energy Capital, Inc., dated as of October 28, 2011. (filed as Exhibit 10.6 to the registrant's Current Report on Form 8-K filed on November 3, 2011 and incorporated herein by reference)

10.53
Purchase Agreement, dated November 18, 2011, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., and Credit Suisse Securities (USA) LLC, Wells Fargo Securities, LLC, KeyBanc Capital Markets Inc. and RBC Capital Markets, LLC, as representatives of the several purchasers identified therein (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on November 23, 2011 and incorporated herein by reference)

10.54
Purchase Agreement, dated May 14, 2012, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., and RBC Capital Markets, LLC, Wells Fargo Securities, LLC, and Credit Suisse Securities (USA) LLC, as representatives of the several purchasers identified therein (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 17, 2012 and incorporated herein by reference)

10.55
Purchase Agreement, dated January 10, 2013, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., and Wells Fargo Securities, LLC, RBC Capital Markets, LLC and Credit Suisse Securities (USA) LLC, as representatives of the several purchasers identified therein (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on January 15, 2013 and incorporated herein by reference)

10.56
Purchase Agreement, dated July 23, 2013, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., Kodiak Williston, LLC, KOG Finance, LLC and Credit Suisse Securities (USA) LLC, as representative of the several purchasers identified therein (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on July 26, 2013 and incorporated herein by reference)

12.1	Computation of Ratio of Earnings to Fixed Charges
16.1
Letter from Hein & Associates LLP, Independent Registered Public Accounting Firm, to the Securities and Exchange Commission dated April 5, 2011, regarding change in certifying accountant (filed as Exhibit 16.1 to the registrant's Current Report on Form 8-K filed on April 5, 2011 and incorporated herein by reference)

21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
23.2	Consent of Netherland, Sewell & Associates, Inc.
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1	Reserve Estimate Report of Netherland, Sewell & Associates, Inc.
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

GLOSSARY OF CRUDE OIL AND NATURAL GAS TERMS
The following technical terms defined in this section are used throughout this Form 10-K:
"Associated gas" is a natural gas found in contact with or dissolved in crude oil in the reservoir.
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
“Horizontal drilling” means a wellbore that is drilled laterally.
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
“MBOE” One thousand barrels of crude oil equivalent. Oil equivalents are determined using the ratio of six Mcf of gas (including gas liquids) to one Bbl of oil.
"MMBbl" One million barrels of crude oil, condensate or natural gas liquids.
“Mcf” is an abbreviation for “1,000 cubic feet,” which is a unit of measurement of volume for natural gas.
“MMcf” is an abbreviation for “1,000,000 cubic feet,” which is a unit of measurement of volume for natural gas.
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

KODIAK OIL & GAS CORP. (Registrant)
Date: February 27, 2014	By:	/s/ LYNN A. PETERSON
Lynn A. Peterson President and Chief Executive Officer (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ LYNN A. PETERSON	President and Chief Executive Officer (principal executive officer)	February 27, 2014
Lynn A. Peterson

By:	/s/ JAMES E. CATLIN	Executive Vice President	February 27, 2014
James E. Catlin

By:	/s/ JAMES P. HENDERSON	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	February 27, 2014
James P. Henderson

By:	/s/ HERRICK K. LIDSTONE, JR.	Director	February 27, 2014
Herrick K. Lidstone, Jr.

By:	/s/ RODNEY D. KNUTSON	Director	February 27, 2014
Rodney D. Knutson

By:	/s/ WILLIAM J. KRYSIAK	Director	February 27, 2014
William J. Krysiak