Form 10-K/A
period 2013-12-31
Kodiak Oil & Gas Corp
filed 2014-04-30
CIK 1322866

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

KODIAK OIL & GAS CORP.
FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Kodiak Oil & Gas Corp. (“Kodiak”, “we”, “our”, “us”, or the “Company”) for the year ended December 31, 2013, which was originally filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2014, is being filed to include the responses to the items required by Part III that we previously intended to incorporate by reference to the proxy statement for our 2014 annual meeting of shareholders. Additionally, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has filed the certifications required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Except as specifically provided otherwise herein, this Amendment No. 1 does not reflect events occurring after February 27, 2014, the date of the filing of our original Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.  Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K originally filed on February 27, 2014.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our current directors and executive officers. The term for each director expires at our next annual meeting or at such time as his or her successor is appointed and qualified, upon ceasing to meet the qualifications for election as a director, upon death, upon removal by the shareholders or upon delivery or submission to the Company of the director’s written resignation, unless the resignation specifies a later time of resignation. Each executive officer shall hold office until the earlier of the date his resignation becomes effective, the date his successor is appointed or he shall cease to be qualified for that office, or the date he is terminated by the Board. The ages of the directors and executive officers are shown as of December 31, 2013.

Name and Municipality of Residence	Position and Office Held	Director/Officer Since	Age

Executive Officers
Lynn A. Peterson—Denver, Colorado	Director, Chairman of the Board, President & CEO	November 2001	60

James P. Henderson—Denver, Colorado(1)	CFO, Secretary & Treasurer	April 2010	48

James E. Catlin—Denver, Colorado	Director, Executive V.P. of Business Development	February 2001	66
Russell A. Branting—Denver, Colorado	Executive V.P. of Operations	June 2011	51

Russ D. Cunningham— Denver, Colorado	Executive V.P. of Exploration	June 2011	59

Directors
Rodney D. Knutson(2)(3)(4)—Aspen, Colorado	Director	March 2001	72

Herrick K. Lidstone, Jr.(2)(3)(4)—Centennial, Colorado	Director	March 2006	64

William J. Krysiak (2)(3)(4)—Denver, Colorado	Director	September 2010	53

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

Rodney D. Knutson has served as a director of the Company since March 2001. Currently, he is a self-employed attorney in Aspen, Colorado. Prior to this, he had over thirty years of private law practice in Denver, Colorado working with oil, gas and mining companies. Mr. Knutson has a Bachelor of Electrical Engineering (1965) from the University of Minnesota and a Juris Doctor (1972) from the University of Denver. Mr. Knutson is a former president of the Rocky Mountain Mineral Law Foundation. Mr. Knutson’s business address is 1625 Broadway, Suite 250, Denver, Colorado 80202. Mr. Knutson is also currently serves as a director of Midway Gold Corp.  The determination was made that Mr. Knutson should serve on our Board of Directors due to his extensive experience working with oil, gas and mining companies.

Herrick K. Lidstone, Jr. has served as a director of the Company since March 2006. Mr. Lidstone is an attorney at law in Greenwood Village, Colorado, and is currently with Burns, Figa & Will, P.C., where he is managing director and practices in corporate and securities law, dealing frequently with mergers and acquisitions, finance transactions, and private and public securities offerings. Mr. Lidstone served on the Securities Board for the Department of Regulatory Agencies in Colorado from 1999 through 2011. He has been Adjunct Professor of Law at the University of Colorado and the University of Denver and has taught continuing education courses for the National Business Institute, CLE in Colorado, Inc., Denver Association of Oil and Gas Title Lawyers, and other CLE providers. He has numerous legal publications and presentations in the fields of securities law, corporate governance, financial accounting, corporations, limited liability companies, ethics, taxation, and other areas to his credit. Mr. Lidstone received a Bachelor of Arts from Cornell University in 1971 and a Juris Doctor from the University of Colorado School of Law in 1978. Mr. Lidstone’s business address is Suite 1000, 6400 South Fiddler’s Green Circle, Greenwood Village, Colorado 80111. The determination was made that Mr. Lidstone should serve on our Board of Directors due to his extensive business and securities law experience and his experience in representing companies involved in natural resource exploration, development and production.

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

Family Relationships

There are no family relationships among the members of the Board or the members of senior management of the Company.

Audit Committee and Audit Committee Financial Expert

The Audit Committee was established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act, to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. The members of our Audit Committee are Messrs. Krysiak, Lidstone and Knutson. Mr. Krysiak is chairman of the Audit Committee. All committee members qualify as independent directors under the applicable New York Stock Exchange standards, SEC rules and Multilateral Instrument 52-110 (“MI 52-110”). The Board has determined that all current members of the Audit Committee are “financially literate” as interpreted by the Board in its business judgment. Mr. Krysiak further qualifies as an audit committee financial expert, as defined in the applicable rules of the SEC. The Audit Committee held five meetings during fiscal year 2013.

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

NYSE Corporate Governance

In 2013, our Chief Executive Officer certified to the NYSE that he was not aware of any violation by the Company of any NYSE corporate governance listing standard.

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

Based solely on a review of the reports received by the SEC, furnished to the Company, or written representations from reporting persons that all reportable transactions were reported, the Company believes that, during the fiscal year ended December 31, 2013, the Company’s officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a), except that Mr. Cunningham filed one late report relating to a stock option exercise and sale, filed on April 15, 2014.

ITEM 11.                                         EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The following contains a description of our 2013 compensation programs and objectives with respect to our Named Executive Officers identified in the Summary Compensation table (the “NEOs”).

Executive Summary

The year ended December 31, 2013 (referred to herein as “fiscal 2013”) was another outstanding year for us, with the Company again achieving record financial results. The table below summarizes the key Company financial and operational results for fiscal 2013 compared to fiscal 2012.

	Fiscal 2013 ($ in thousands)	Fiscal 2012 ($ in thousands)	Percent Increase
Proved Reserves (MMBOE)	167.3	94.8	76.5%
Adjusted EBITDA(1)	$669,372	$317,054	111.1%
Sales Volume (BOE)	10,646,000	5,254,000	102.6%

(1)                                 “Adjusted EBITDA” is a non-GAAP financial measure. For further information regarding this measure, please see our earnings release furnished on a Form 8-K filed on February 27, 2014.

Consistent with our executive compensation program’s emphasis on pay-for-performance, compensation awarded to the NEOs for fiscal 2013 reflected the Company’s record financial and operational results and significant milestones achieved. Taking into account the foregoing factors, including that the Company exceeded all of the pre-established 2013 performance objectives as of September 30, 2013, the following determinations were made with respect to the at-risk portion of the NEOs’ 2013 compensation:

•                  Annual Bonus Incentive Program: The CEO received a payout under our annual bonus incentive program equal to 200% of target, and the other NEOs received a payment equal to 150% of target.

•                  Equity-Based Awards: Each NEO earned the maximum number of restricted stock units that were subject to the 2013 performance criteria.

This Compensation Discussion and Analysis includes an analysis of the following:

•                  2013 NEO Pay Mix

•                  How Executive Compensation is Determined

•                  Objectives of our Executive Compensation Program

•                  Base Pay

•                  Performance-Based Annual Bonus Incentives

•                  Performance-Based Long-Term Equity Pay

•                  Post-2013 Changes in Compensation

2013 NEO Pay Mix and Emphasis on Variable Pay

The compensation package for our NEOs is composed of the following elements:

Component	Short or Long Term	At Risk or Not	Summary
Base Pay	Short term	Not at risk	Fixed pay that is not subject to financial performance risk.

Annual Bonus Incentive Program	Short term	At risk	Annual award that is based on corporate performance.

Performance Equity-Based Awards	Long term	At risk

For 2013, the NEOs were awarded a grant of restricted stock units (“RSUs”), the vesting of which was tied to corporate performance objectives and subject to additional time-based vesting requirements. For 2014, the NEOs were awarded RSUs, the vesting of which was again tied to corporate performance objectives and subject to additional time-based vesting requirements.

The Company’s executive compensation program is designed to align the interests of the NEOs with shareholders by tying a significant portion of the NEOs’ compensation to the Company’s performance, as measured by a variety of objective factors during the applicable fiscal year. Under the program, the portion of compensation guaranteed to the NEOs for any fiscal year represents only a fraction of the total potential compensation. For the CEO, 9% of the value of the CEO’s aggregate 2013 compensation was in the form of base salary, whereas 91% was contingent on the Company’s performance in the form of annual bonus incentives as well as performance equity-based awards.  For the other NEOs, on average, 15% of the value of the NEOs’ aggregate 2013 compensation was in the form of base salary, whereas 85% was contingent on the Company’s performance in the form of annual bonus incentives as well as performance equity-based awards. The following illustrates these pay mixes:

2013 Pay Opportunity

How Executive Compensation is Determined and the Role of the Compensation Committee, Management and Consultants; Benchmarking

The compensation review process for determining NEO compensation for the 2013 fiscal year occurred during the fourth quarter of 2012 with a presentation by the Chief Executive Officer to the Compensation Committee of the Company’s current compensation philosophies and programs. The role of the Chief Executive Officer is to provide the Compensation Committee with perspectives on the business context to assist the Compensation Committee in making its decisions. The Chief Executive Officer also discusses with the Compensation Committee the compensation of the other NEOs. After such discussions, the Chief Executive Officer generally does not participate further in Compensation Committee deliberations or determinations regarding NEO compensation. The Compensation Committee makes all final decisions concerning NEO compensation. As discussed in greater detail below, compensation decisions are generally based upon an analysis of competitive benchmarking data and the performance of the Company overall and, at the sole discretion of the Compensation Committee, may also be based upon other considerations, such as the individual’s performance and the individual’s influence on the performance of the Company.

As part of its evaluation of NEO compensation, the Compensation Committee utilizes outside consulting services. For the analysis of fiscal 2013 executive compensation, the Compensation Committee retained Denver Compensation & Benefits, LLC (“Denver CAB”). The Compensation Committee obtained a report prepared by Denver CAB in connection with the Committee’s determination of the appropriate salary, and the appropriate potential for bonus incentives and equity awards. The Compensation Committee had instructed Denver CAB to conduct a review utilizing peer group data and to make recommendations with respect to compensation levels as part of Denver CAB’s report.

The peer group utilized by Denver CAB, based on input from the Compensation Committee, consisted of oil and gas exploration and production companies with a total asset size of between approximately $267.8 million and $10.4 billion, revenue between approximately $107.9 million and $3.7 billion, market capitalization between approximately $906.8 million and $5.3 billion, and one year stock appreciation between approximately -74.1% and 438.9%,.  The peer group was composed of the following companies:

Bill Barrett Corporation

Carrizo Oil & Gas, Inc.

EXCO Resources, Inc.

Forest Oil Corporation

Gulfport Energy Corporation

Halcon Resources Corp

Laredo Petroleum Holdings Inc.

Legacy Reserves LP

McMoRan Exploration Co.

Newfield Exploration Co.

Oasis Petroleum Inc.

Rosetta Resources Inc.

SM Energy Co.

Ultra Petroleum Corp.

Vanguard Natural Resources, LLC

Whiting Petroleum

WPX Energy

The foregoing peer group was used to set the compensation levels for 2013. At the time of the Denver CAB report, the Company ranked 12th among the 18 peer group companies (including Kodiak) for total assets, 13th among the 18 peer group companies for revenue and ranked 9th among the 18 peer group companies for market capitalization. The Company’s success was further evidenced by the fact that the Company ranked 2nd for one year stock price appreciation and 2nd for three year stock appreciation among the 18 peer group companies. Given the Company’s significant growth over the last several years, the Company felt it was important to include companies in the peer group that are reflective of the Company’s strategic goals and long-term outlook for Company performance.

During the fourth quarter of 2013, the Compensation Committee evaluated the Company’s performance in 2012 for total assets, 2012 revenue, and net income, and compared it to the peer group’s corresponding performance and 2012 compensation in order to evaluate the effectiveness of the peer group for setting compensation and the correlation between realized compensation and relative peer group performance.

The Company’s performance relative to and position among the peer group were considered by the Compensation Committee in setting compensation to ensure the NEOs were compensated on a level commensurate with the success of the Company, as discussed in more detail below.

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

The CEO’s 2013 total potential compensation ranged from 2.6 to 4.5 times that of the total potential compensation of the other NEOs. The spread between the CEO’s compensation and that of the other NEOs represents the Compensation Committee’s conclusion that Mr. Peterson’s leadership was a significant contribution to the Company’s performance in recent years. In addition, the Compensation Committee determined to treat the CFO, the EVP of Exploration and the EVP of Operations equally with respect to 2013 compensation, due to their relatively equivalent tenure in the oil and gas industry and their relatively equivalent tenures and contribution as executive officers of the Company. The application of internal equity considerations to the various components of compensation is discussed in more detail in the applicable sections below.

Objectives of our Executive Compensation Program

The compensation package for our NEOs is specifically designed to achieve three compensation objectives:

•                  Attracting and retaining key talent;

•                  Aligning the interests of our executive officers with the interests of our shareholders; and

•                  Providing our executives with reasonable security to motivate them to continue employment with the Company.

The compensation package achieves the goal of attracting and retaining key talent in a highly competitive oil and gas environment through a total compensation package that pays at or above market levels, as described in more detail below. The compensation package achieves the goal of aligning the interests of management and our shareholders by linking the size of NEO bonus incentive awards and the equity-based long-term incentive awards to the successful performance of the Company, and in turn, to the creation of shareholder value. The compensation package achieves the goal of providing our executives with reasonable security through the provision of moderate termination and change of control benefits, thereby promoting the NEO’s focus on enhancing shareholder value without undue concern about job security, while avoiding excessively liberal provisions that might motivate unnecessary risk taking.

2013 Compensation: The Year in Review

Following is a discussion of the 2013 compensation decisions with respect to Mr. Peterson, our CEO, Mr. Henderson, our CFO, Mr. Catlin, our EVP of Business Development, Dr. Branting, our EVP of Operations, and Mr. Cunningham, our EVP of Exploration.

Base Salary

The Compensation Committee believes that Kodiak’s 2012 success could not have been achieved without the significant contributions and effort put forth by the executive team, and in particular, by the CEO. Further, despite the Company’s relatively low rank among its peers with regard to total assets, revenue, and net income as measured at the time of the establishment of the peer group, the Company ultimately ranked in the top quartile for performance for the 2013 performance period, based on revenue growth and shareholder return, indicating that the Company significantly outperformed the peer companies. Based on the foregoing factors, the Compensation Committee set the annual base salary for Mr. Peterson slightly above the median of the peer group, with a salary increase of approximately 23% (from $437,500 in 2012 to $540,000 for 2013, effective January 1, 2013). In addition, the Compensation Committee believes that Kodiak’s 2012 success could not have been achieved without the significant contributions and effort put forth by the other members of executive team. Therefore, the annual base salaries for Messrs. Henderson, Branting and Cunningham were increased by 20%, from $275,000 in 2012 to $330,000 for 2013, effective January 1, 2013. This increase places each of these NEOs base salary at approximately the peer group median for base salary, based on the compensation data from 2011 and 2012. The Compensation Committee believed this to be appropriate due to the extensive experience of the NEOs in the oil and gas industry and their significant and substantially equal contribution to the success of the Company. In prior years, Mr. Catlin stated his desire to somewhat reduce the amount of his time devoted to the Company. Accordingly, in recent years, the Compensation Committee had reduced the base salary for Mr. Catlin to accommodate his reduced hours. For 2013, Mr. Catlin did not intend to further reduce his hours, and as such, no further reduction in base salary was deemed to be warranted. Ultimately, the Compensation Committee determined to increase Mr. Catlin’s base salary in order to reflect the superior performance of the Company and Mr. Catlin’s role in fostering such success, although the amount of the increase was lower than that of the other NEOs due to Mr. Catlin’s reduced role with Company. Accordingly, Mr. Catlin’s annual base salary was only increased by 15%, from $200,000 for 2012 to $230,000 for 2013, effective January 1, 2013.

Annual Incentive Bonuses

The target bonus potential for 2013 remained at 100% of base salary; however, the maximum bonus potential for the CEO was set at 200% of base pay, and the maximum bonus potential for the other NEOs was reduced from the 200% of base pay that was used in 2012 to 150% of base pay for 2013, in order to better align the incentive potential with market compensation levels. Differentiating maximum award levels between the CEO and the other NEOs was common among the Company’s peer group and generally in-line with industry best practices. Of the peer group companies that set short-term incentive award levels as a percentage of base salary (11 of the 17 selected peer companies), all 11 differentiated award levels between the CEO and other NEOs. The differentiation between maximum awards is intended to reflect the increased responsibility of the CEO in impacting the success of the Company compared to the other NEOs. The objective is to correlate the potential bonus amounts to peer performance, with a 100% bonus payout approximately equivalent with the peer group median, and a 150%/200% bonus payout equaling an amount significantly above the median to correlate with superior performance. Additionally, for all NEOs, performance at the threshold level will result in an incentive payout equal to approximately 50% of base salary.

The 2013 NEO bonuses were subject to the attainment of corporate performance goals, which are described below. The Compensation Committee believes that pre-established goals serve to (1) provide visibility and clarity with respect to the compensation system, including to both the NEOs and shareholders, (2) incentivize the executives throughout the year and (3) focus the NEOs’ attention on the objectives that are critical to the success of the Company and the growth of shareholder value. The Compensation Committee further believes that the objective metrics used to determine the bonus payouts are designed to correlate superior performance with increased shareholder value. If superior performance is achieved, the Compensation Committee is of the view that bonus payments above the peer group median are warranted. Performance levels achieved between the threshold, target and maximum levels result in proportional bonus payouts. A discussion of the specific objectives to which the 2013 bonus payout was subject is set forth below under the heading “2013 Corporate Objectives”.

2013 Long-Term Equity-Based Incentive Awards

In prior years, the Company had used stock options as its primary long-term incentive compensation vehicle for NEOs.  In 2011, the Company began awarding full-value equity awards rather than appreciation awards (e.g.,  stock options). The Compensation Committee believes that the value of RSUs to executives is more direct and visible than that of stock options, and that RSUs generally require fewer shares than stock options to deliver comparable value to executives. RSUs are also considered more effective as a retention tool given that they have a more identifiable value. With RSUs, if the performance goals are met, then the executive is assured of receiving some economic value even if the stock price declines or stays constant (as value is realized upon vesting). This is important where the stock price can be impacted by factors beyond the executives’ control or influence, such as declining market conditions or the cyclical nature of commodity prices.

For the 2013 compensation period, the Compensation Committee granted RSUs as the form of annual equity-based incentive awards granted to NEOs. The vesting schedule established in 2011 was continued with respect to the equity-based awards granted for 2013, in that the vesting of the equity-based awards is not solely tied to performance-based conditions. Rather, to the extent that the 2013 corporate objectives are satisfied, only a portion will vest upon the completion of that performance period and the remainder will vest ratably over the following three year period, provided the NEO continues to provide the requisite services to the Company on the scheduled vesting dates.

The Compensation Committee made the following determinations with regard to the value of the 2013 RSUs to be awarded to each NEO:

•                  The target award for the CEO would approximate the peer group median.

•                  With respect to the EVP of Business Development, a downward adjustment to the median was made due to his reduced time commitment to the Company.

•                  With respect to the CFO, the Compensation Committee determined to target his 2013 RSUs at approximately the median for CFOs in the peer group.

•                  As the EVP of Operations and EVP of Exploration had substantial longevity with the Company, the Compensation Committee determined that such NEOs should receive awards slightly above the median for their respective positions.

•                  Ultimately, the Compensation Committee determined to treat the CFO, EVP of Operations and EVP of Exploration equally for purposes of the 2013 restricted share grant.

The Compensation Committee set the target long-term incentive (“LTI”) award levels as a dollar value based on market levels of LTI compensation. For each NEO, the Compensation Committee set the threshold levels as 50% of the NEO’s target award, and the maximum level as 150% of the NEO’s target award. The maximum level was reduced to 150% of the NEO’s target award (from 200% in 2012) in order to align the maximum potential award with the peer group 75th percentile for LTI compensation. The actual number of RSUs underlying the 2013 LTI award earned by each NEO will be determined by dividing the dollar amount earned by each NEO by the five trading day average closing price of one share of the Company’s common stock, as reported by the NYSE, for the period ending December 14, 2012 ($8.98). Consistent with the foregoing considerations, the Compensation Committee determined that the following number of RSUs will be earned in the event actual performance achieves the maximum, target or threshold performance levels, respectively:

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

To the extent the RSUs are earned based upon the Company’s actual performance, the resulting RSUs will then vest in accordance with the following time-based vesting schedule, provided the NEO continues to provide the requisite services to the Company on the scheduled vesting dates:

•                  25% of the earned RSUs will vest on the date that the Compensation Committee determines the amount of earned RSUs (and in no event later than December 31, 2013); and

•                  an additional 25% of the earned RSUs will vest thereafter on each of November 1, 2014, November 1, 2015 and November 1, 2016.

As discussed under the next heading, due to the Company’s attainment of all of the pre-established 2013 corporate objectives, as well as the overall outstanding 2013 performance of the Company, 150% of the 2013 target awards were determined earned, with only 25% vested at the time of such determination and the remaining 75% subject to ratable vesting over a three year period. Effectively, therefore, the one year performance period plus the following three year time-based vesting period results in a four year vesting cycle. The Compensation Committee believes that a four year vesting schedule is appropriate to secure a long-term commitment from each NEO.

2013 Corporate Objectives

As discussed above, the 2013 NEO bonuses and RSU awards were subject to the satisfaction of predetermined corporate objectives. Consistent with prior practice, the Compensation Committee determined to set the performance period as the twelve month period ending September 30 (as opposed to December 31) for the 2013 compensation period. This is done so that the Compensation Committee can make timely decisions on annual NEO compensation prior to the end of the fiscal year, while retaining the benefit of having a full twelve month performance period to review.

Beginning with the 2012 compensation period, the Compensation Committee reduced the number of objective performance metrics used to determine the payout of the at-risk compensation (i.e., annual incentive bonus and performance equity-based awards) from five to three. The three performance categories for 2013 were Adjusted EBITDA, Oil & Gas Sales Volumes and Proved Reserves.  For the 2013 compensation period, the Compensation Committee continued to use the same three objective performance metrics to determine the payout of the at-risk compensation.

As part of the compensation benchmarking findings, Denver CAB recommended, and the Compensation Committee agreed, that threshold, target and maximum payouts should be established for the bonuses and equity-based awards relative to the market, with the expectation that target awards will be consistent with market performance. The Compensation Committee further believes that the objective metrics used to determine the bonus payouts are designed to correlate superior performance with increased shareholder value, and therefore if superior performance is achieved, bonus payments above the peer group median are warranted. Performance levels achieved between the threshold, target and maximum levels will result in proportional payouts.

The 2013 corporate objectives to which the payout of the NEO bonuses and RSU awards were subject, as well as the actual results of corporate performance with respect to such objectives are as follows:

Performance Category For the 12 Months Ended September 30, 2013	Threshold	Target	Maximum	Actual
Adjusted EBITDA(1)(4)	$245,483,339	$294,580,007	$331,402,508	$576,182,564
Oil & Gas Sales Volume (BOE)(2)	4,238,552	5,086,262	5,722,045	8,999,732
Proved Reserves (BOE)(3)	76,843,526	92,212,231	103,738,760	154,371,647

(1)                                 Adjusted EBITDA will have a relative weighting of 25% of the total.

(2)                                 Oil and Gas Sales Volume will have a relative weighting of 37.5% of the total.

(3)                                 Proved Reserves will have a relative weighting of 37.5% of the total.

(4)                                 “Adjusted EBITDA” is a non-GAAP financial measure. For further information regarding this measure, please see our earnings release furnished on a Form 8-K filed on February 27, 2014.

The Compensation Committee selected the foregoing particular measures because they are key indicators of Company performance, are easy to track and are communicated to shareholders on a quarterly basis through the Company’s earnings press release and conference call.

Post-2013 Changes in Compensation

Compensation Consultant

As part of its evaluation of fiscal 2014 NEO compensation, the Compensation Committee retained Denver CAB in the fourth quarter of 2013. The Compensation Committee obtained a report prepared by Denver CAB to evaluate the NEOs’ base salaries, bonus and equity award potential (including the performance criteria to which they are subject).. The Compensation Committee had instructed Denver CAB to conduct a review utilizing peer group data and to make recommendations with respect to compensation levels. The peer group utilized by Denver CAB, based on input from the Compensation Committee, consisted of oil and gas exploration and production companies with a total asset size of between $119.8 million and $11.4 billion, revenue between approximately $129.88 million and $2.95 billion, market capitalization between approximately $886 million and $15.27 billion, and one year stock appreciation between approximately -39.52% and 186.5%, and was composed of the following companies:

Approach Resources Inc.

Bonanza Creek Energy

Cabot Oil & Gas, Corp

Carrizo Oil & Gas, Inc.

Cimarex Energy Co.

Concho Resources, Inc.

Energen Corporation

EQT Corp.

Gulfport Energy Corporation

Halcon Resources Corp

Laredo Petroleum Holdings Inc.

Linn Energy

Newfield Exploration Co.

Oasis Petroleum Inc.

PDC Energy Inc.

Range Resources Corporation

Rosetta Resources Inc.

SM Energy Co.

Triangle Petroleum Corp.

Ultra Petroleum Corp.

Unit Corp

Whiting Petroleum

WPX Energy

The Company ranked 14th out of the 24 peer group companies (including Kodiak) for total assets and 13th out of the 24 peer group companies for revenue. In addition, the Company ranked 16th for market capitalization, 15th for one year stock price appreciation, and 4th for three year stock appreciation out of the 24 peer group companies. Given the Company’s significant growth over the last several years, the Company felt it was important to include companies in the peer group that are reflective of the Company’s strategic goals and long-term outlook for Company performance.

Changes to Base Salary

The Compensation Committee believes that the Company would not have achieved the growth and success that it has to date had it not been for the performance and contributions of the CEO. Given the Company’s extraordinary performance and growth over the last few years, the appropriate peer group grew significantly as well, which has resulted in increases to the corresponding levels of market compensation.  Further, while compensation increases to account for the growth of the Company’s peer group are responsible for a portion of the base salary increases, the Compensation Committee believes the Company’s continued growth and expected performance at the top levels of the peer group warrant total compensation that is in line with the top quartile of the Peer Group.  As such, in order to align total direct compensation with the market (as STI and LTI awards are linked to base salary), the Compensation Committee set the annual base salary for Mr. Peterson at approximately the 75th percentile of the peer group, with a salary increase of approximately 46% (from $540,000 in 2013 to $790,000 for 2014, effective January 1, 2014). In addition, the Compensation Committee believes that Kodiak’s 2013 success could not have been achieved without the significant contributions and effort put forth by the other members of executive team. Therefore, the annual base salaries for Messrs. Henderson, Branting and Cunningham were increased by approximately 27%, from $330,000 in 2013 to $420,000 for 2014, effective January 1, 2014. This increase places each of these NEOs base salary at approximately the peer group 75th percentile for base salary, based on the compensation data from 2012 and 2013. The Compensation Committee believed this to be appropriate due to the extensive experience of the NEOs in the oil and gas industry and their significant and substantially equal contribution to the success of the Company. In prior years Mr. Catlin stated his desire to somewhat reduce the amount of his time devoted to the Company. Accordingly, in recent years, the Compensation Committee had reduced the base salary for Mr. Catlin to accommodate his reduced hours. For 2014, Mr. Catlin did not intend to further reduce his hours, and as such, no further reduction in base salary was warranted. Ultimately, the Compensation Committee determined to increase Mr. Catlin’s base salary in order to reflect the superior performance of the Company and Mr. Catlin’s role in fostering such success, although the amount of the increase was lower than that of the other NEOs due to Mr. Catlin’s reduced role with Company. Accordingly, Mr. Catlin’s annual base salary for was only increased by approximately 8.7%, from $230,000 for 2013 to $250,000 for 2014, effective January 1, 2014.

2014 Corporate Objectives

For the 2014 compensation period, the Compensation Committee continued to use three objective performance metrics to determine the payout of the annual bonus portion of at-risk compensation and two objective performance metrics to determine the payout of the equity award portion of at-risk compensation, with the specific objectives set forth in the table below.  For determining the amount of the annual bonus earned, all three metrics will be used, with relative weighting discussed below.  Upon review of the prevalent industry metrics, as well as general trends for equity award metrics, Denver CAB recommended, and the Compensation Committee agreed, that EBITDA should not be used for determining the annual equity awards,, and as such Oil & Gas Sales Volume and Proved Reserves will be the two metrics used to determine the annual equity awards earned (with each having an equal weighting, as discussed below).

As part of the compensation benchmarking findings, Denver CAB recommended, and the Compensation Committee agreed, that threshold, target and maximum payouts should be established for the bonuses and equity-based awards relative to the market, with the expectation that target awards will be consistent with market performance. The Compensation Committee further believes that the objective metrics used to determine the bonus payouts are designed to correlate superior performance with increased shareholder value, and therefore if superior performance is achieved, bonus payments above the peer group median are warranted. Performance levels achieved between the threshold, target and maximum levels will result in proportional payouts.

The 2014 corporate objectives to which the payout of the NEO bonuses are subject, and to which the size of the restricted stock units are tied, are as follows:

Performance Category For the 12 Months Ended
September 30, 2014	Threshold	Target	Maximum
Adjusted EBITDA(1)(4)	$576,182,564	$691,419,077	$777,846,461
Oil & Gas Sales Volume (BOE)(2)	8,999,732	10,799,678	12,149,638
Proved Reserves (BOE)(3)	154,371,647	185,245,976	208,401,723

(1)                                 Adjusted EBITDA will have a relative weighting of 25% of the total STI award, but will not be used to determine the 2014 LTI award

(2)                                 Oil and Gas Sales Volume will have a relative weighting of 37.5% of the total STI award and 50% of the total LTI award.

(3)                                 Proved Reserves will have a relative weighting of 37.5% of the total STI award and 50% of the total LTI award.

(4)                                 “Adjusted EBITDA” is a non-GAAP financial measure. For further information regarding this measure, please see our earnings release furnished on a Form 8-K filed on February 27, 2014.

The Compensation Committee selected the foregoing particular measures because they are key indicators of Company performance, are easy to track and are communicated to shareholders on a quarterly basis through the Company’s earnings press release and conference call.

Annual Incentive Bonuses

The target bonus potential for 2014 remained at 100% of base salary. Additionally, the maximum bonus potential for the CEO continues to be set at 200% of base pay, and the maximum bonus potential for the other NEOs remains at 150% of base pay for 2014. Differentiating maximum award levels between the CEO and the other NEOs is common among the Company’s peer group and generally in-line with industry best practices. Of the peer group companies that set short-term incentive award levels as a percentage of base salary (18 of the 23 selected peer companies), 17 of the 18 companies differentiated award levels between the CEO and other NEOs. The differentiation between maximum awards is intended to reflect the increased responsibility of the CEO in impacting the success of Company compared to the other NEOs. The objective is to correlate the potential bonus amounts to peer performance, with a 100% bonus payout approximately equivalent with the peer group median, and a 150%/200% bonus payout equaling an amount significantly above the median to correlate with superior performance. Additionally, for all NEOs, performance at the threshold level will result in an incentive payout equal to approximately 50% of base salary. Performance levels achieved between the threshold, target and maximum levels will result in proportional bonus payouts. A discussion of the specific objectives to which the 2014 bonus payout is subject is set forth above under the heading “2014 Corporate Objectives”.

Structure of Long-Term Equity-Based Incentive Awards

For the 2014 compensation period, the Compensation Committee granted RSUs as the form of annual equity-based incentive awards granted to NEOs. The vesting schedule established in 2011 was continued with respect to the equity-based awards granted for 2014, in that the vesting of the equity-based awards is not solely tied to performance-based conditions. Rather, to the extent that the 2014 corporate objectives are satisfied, only a portion will vest upon the completion of that performance period and the remainder will vest ratably over the following three year period, provided the NEO continues to provide the requisite services to the Company on the scheduled vesting dates.

The Compensation Committee made the following determinations with regard to the value of the 2014 RSUs to be awarded to each NEO:

•                  The target award for the CEO would approximate the peer group median.

•                  With respect to the EVP of Business Development, an upward adjustment to the median was made in order to account for a below median base salary (and corresponding below market annual bonus) in order to provide maximum potential compensation that is consistent with the market median.

•                  With respect to the CFO, the Compensation Committee determined to target his 2014 RSUs in between the median and 75th percentile for CFOs in the peer group.

•                  As the EVP of Operations and EVP of Exploration had substantial longevity with the Company, the Compensation Committee determined that such NEOs should receive awards in between the median and 75th percentile for their respective positions.

•                  Ultimately, the Compensation Committee determined to treat the CFO, EVP of Operations and EVP of Exploration equally for purposes of the 2014 RSUs.

The Compensation Committee set the target LTI award levels as a dollar value based on market levels of LTI compensation. For each NEO, the Compensation Committee set the threshold levels as 50% of the NEO’s target award, and the maximum level as 150% of the NEO’s target award (200% for the CEO). The actual number of RSUs underlying the 2014 LTI awards earned by each NEO will be determined by dividing the dollar amount earned by each NEO by the five trading day average closing price of one share of the Company’s common stock, as reported by the NYSE, for the period ending December 3, 2013 ($11.416). Consistent with the foregoing considerations, the Compensation Committee determined that the following number of RSUs will be earned in the event actual performance achieves the maximum, target or threshold performance levels, respectively:

Name	Number of RSUs to be Earned at Threshold Performance	Number of RSUs to be Earned at Target Performance	Number of RSUs to be Earned at Maximum Performance
Lynn A. Peterson	131,394	262,789	525,578
James P. Henderson	65,697	131,394	197,091
James E. Catlin	35,038	70,077	105,115
Russell A. Branting	65,697	131,394	197,091
Russ D. Cunningham	65,697	131,394	197,091

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

To the extent the RSUs are earned based upon the Company’s actual performance, the resulting RSUs will then vest in accordance with the following time-based vesting schedule, provided the NEO continues to provide the requisite services to the Company on the scheduled vesting dates:

•                  25% of the earned RSUs will vest on the date that the Compensation Committee determines the amount of earned RSUs (and in no event later than December 31, 2014); and

•                  an additional 25% of the earned RSUs will vest thereafter on each of November 1, 2015, November 1, 2016 and November 1, 2017.

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

Consideration of Say-on-Pay Advisory Vote

At the June 2013 Annual Meeting, approximately 97.7% of votes cast indicated approval of the advisory Say-on-Pay proposal in connection with 2012 NEO compensation. The Compensation Committee believes that the vote outcome is an indication that shareholders generally approve of the structure of executive compensation at the Company and, therefore, the Compensation Committee structured executive compensation for 2013 in a way that is generally consistent with 2012. Unless the Board modifies its policy on the frequency of future “say-on-pay” advisory votes, shareholders will have an opportunity annually to cast an advisory vote in connection with executive compensation.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Company’s Compensation Discussion and Analysis included herein. Based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and the Company’s 2014 Proxy Statement.

Submitted by the following members of the Compensation Committee of the Board of Directors:

Herrick K. Lidstone, Jr., Chairman
Rodney Knutson
William Krysiak

Summary Compensation Table

A summary of the compensation paid to our NEOs for each of the 2011, 2012 and 2013 fiscal years is set forth below. Additional information on the components of the total compensation package, including a discussion of the proportion of each element to total compensation, is discussed in the Compensation Discussion and Analysis.

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)		Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation		All Other Compensation ($)(3)	Total $
Lynn A. Peterson(4)	2013	540,000	—		4,515,706	—	1,080,000		10,200	6,145,906
President & CEO	2012	437,500	—		2,401,440	—	875,000		10,000	3,723,940
	2011	350,000	105,000	(5)	742,500	—	245,000		9,800	1,452,300

James P. Henderson(6)	2013	330,000	—		1,530,746		495,000		10,200	2,365,946
Chief Financial Officer	2012	275,000	—		1,047,745	—	550,000		10,000	1,882,745
	2011	250,000	75,000	(5)(7)	495,000	—	175,000	(7)	7,313	1,002,313

James E. Catlin(4)	2013	230,000	—		765,373		345,000		8,450	1,348,823
Executive Vice President — Business Development	2012	200,000	—		1,466,848	—	400,000		8,000	2,074,848
	2011	250,000	75,000	(5)	495,000	—	175,000		9,800	1,004,800

Russ A. Branting(8)	2013	330,000	—		1,530,746		495,000		10,200	2,365,946
Executive Vice President of Operations	2012	275,000	—		1,047,745	—	550,000		10,000	1,882,745
	2011	250,000	75,000	(5)(7)	336,525	—	175,000	(7)	9,800	846,325

Russ D. Cunningham(8)	2013	330,000	—		1,530,746	—	495,000		10,200	2,365,946
Executive Vice President of Exploration	2012	275,000	—		1,047,745	—	550,000		10,000	1,882,745
	2011	250,000	75,000	(5)	336,525	—	175,000		9,795	846,320

(1)          See “Potential Payments Upon Termination/Change of Control” for a discussion of the material terms of the NEO’s employment agreement.

(2)          These amounts represent the aggregate grant date fair value for stock awards (i.e., RSUs) and option awards under our 2007 Stock Incentive Plan, as amended, calculated according to ASC 718 based on the closing price of our common stock on the NYSE on the grant date. The amounts are consistent with the estimate of aggregate compensation cost to be recognized over the service period for accounting purposes for the awards, excluding the effect of estimated forfeitures, and do not necessarily correspond to the actual value that will be recognized by the NEOs. Assumptions used in the calculation of these amounts for fiscal years ended December 31, 2011, 2012 and 2013 are included in footnote 11 to the Company’s audited financial statements for the fiscal year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2014. See “Compensation Discussion and Analysis” for additional information regarding these awards.

(3)          The amounts shown in this column represent the 401(k) matching contributions made by the Company to the NEOs.

(4)          All compensation reflected in this table for Lynn Peterson and James Catlin was paid in connection with their respective services as officers and not in connection with their services as directors of the Company. The Company does not pay director compensation to directors who are also employees of the Company.

(5)          These amounts represent the portion of the 2011 cash incentive award (i.e., 30% of such award) that was subject to the discretion of the Compensation Committee.

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

(8)          On June 15, 2011, Messrs. Branting and Cunningham were promoted to officer level positions in the Company.

2013 Grants of Plan-Based Awards

The following table provides information related to grants of plan-based awards to our NEOs during the 2013 fiscal year.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)(2)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)(2)	Estimated Future Payouts Under Equity Incentive Plan Awards(3)(4)	Estimated Future Payouts Under Equity Incentive Plan Awards(3)(4)	Grant Date Fair Value of Stock Award and Option
Name	Grant Date	Target ($)	Maximum ($)	Target (#)	Maximum (#)	Awards(5) ($)
Lynn A. Peterson	12/3/2013	540,000	1,080,000	328,654	492,981	4,515,706
James P. Henderson	12/3/2013	330,000	495,000	111,408	167,112	1,530,746
James E. Catlin	12/3/2013	230,000	345,000	55,704	83,556	765,373
Russell A. Branting	12/3/2013	330,000	495,000	111,408	167,112	1,530,746
Russ D. Cunningham	12/3/2013	330,000	495,000	111,408	167,112	1,530,746

(1)          Amounts reflect total 2013 cash incentive award potential that is subject to pre-established performance objectives.

(2)          These awards were subject to the 2013 performance-based measures.  In December 2013, the Compensation Committee determined that all of the applicable performance measures were satisfied.  Accordingly, 100% of the awards were determined to be earned.  For more information concerning the foregoing vesting criteria, as well as a description of the specific performance measures to which the awards are subject, see “Compensation Discussion and Analysis.”

(3)          These awards relate to NEO compensation for the 2013 fiscal year, which awards were granted in advance of the fiscal year in December 2012 but earned in 2013.

(4)   This column represents RSUs granted, pursuant to the Company’s 2007 Stock Incentive Plan, as amended. These awards were subject to the 2013 performance-based and time-based vesting criteria.  In December 2013, the Compensation Committee determined that all of the applicable performance measures were satisfied.  Accordingly, 25% of the awards were determined to be vested in December 2013, and the remaining 75% are subject to time-based vesting over the subsequent three year period.  For more information concerning the foregoing vesting criteria, as well as a description of the specific performance measures to which the awards are subject, see “Compensation Discussion and Analysis”.

(5)   These amounts represent the aggregate grant date fair value for stock awards (i.e., RSUs) granted in respect of the 2013 fiscal year, calculated according to FASB ASC 718 based on the closing price of our common stock on the NYSE on the grant date. The amounts are consistent with the estimate of aggregate compensation cost to be recognized over the service period for accounting purposes for the awards, excluding the effect of estimated forfeitures.

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table provides information related to the outstanding stock option awards and stock awards held by each of our NEOs at December 31, 2013.

Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
(a)	(b)	(c)	(e)	(f)	(g)		(h)	(i)		(j)
Lynn A. Peterson					18,750	(2)	210,188
					9,375	(3)	105,094
					132,822	(4)	1,488,935
					369,735	(5)	4,144,729
								262,789	(6)	2,945,865
	497,448	—	1.18	5/10/2014
	197,946	—	3.50	4/1/2015
	251,931	—	3.48	6/3/2015

James P. Henderson					12,500	(2)	140,125
					6,250	(3)	70,063
					57,951	(4)	649,631
					125,334	(5)	1,404,994
								131,394	(6)	1,472,927

James E. Catlin					12,500	(2)	140,125
					6,250	(3)	70,063
					81,130	(4)	909,467
					62,667	(5)	702,497
								70,077	(6)	785,559

Russ A. Branting					8,750	(2)	98,088
					4,375	(3)	49,044
					57,951	(4)	649,631
					125,334	(5)	1,404,994
								131,394	(6)	1,472,927
	100,000	—	0.36	12/29/2018
	125,000	—	2.20	3/13/2018
	60,830	—	2.30	1/4/2020
	80,000	—	6.26	5/24/2017

Russ D. Cunningham					8,750	(2)	98,088
					4,375	(3)	49,044
					57,951	(4)	649,631
					125,334	(5)	1,404,994
								131,394	(6)	1,472,927
	56,000	—	2.30	1/4/2020
	21,000	—	3.04	10/15/2017
	60,000	—	3.16	5/1/2018

(1)         The dollar amounts shown in this column are determined by multiplying the number of RSUs and PAs, as applicable, by $11.21 (the closing price of our common stock on the last trading day of fiscal 2013).

(2)         These awards, consisting of the unvested portion of the 2011 performance-based RSUs, are scheduled to vest pursuant to the 2011 time-based vesting criteria vest on November 15, 2014. See “Compensation Discussion and Analysis” for a further discussion of these awards.

(3)         These awards, consisting of the unvested portion of the 2011 performance-based PAs, are scheduled to vest pursuant to the 2011 time-based vesting criteria, and vest on November 15, 2014. See “Compensation Discussion and Analysis” for a further discussion of these awards.

(4)         These awards, consisting of the unvested portion of the 2012 performance-based restricted stock, are scheduled to vest pursuant to the 2012 time-based vesting criteria, with one-half to vest on each of November 15, 2014 and November 15, 2015. See “Compensation Discussion and Analysis” for a further discussion of these awards.

(5)         These awards, consisting of the unvested portion of the 2013 performance-based restricted stock, are scheduled to vest pursuant to the 2013 time-based vesting criteria, with one-third to vest on each of November 15, 2014, November 15, 2015 and November 15, 2016. See “Compensation Discussion and Analysis” for a further discussion of these awards.

(6)         These awards, consisting of the 2014 RSUs, are subject to the 2014 performance-based and time-based vesting criteria, with up to 25% of the earned RSUs vesting on the date that the Compensation Committee determines the amount of the award that is earned based upon the results of the performance criteria, which shall in no event be later than December 31, 2014, and up to an additional 25% of the earned RSUs to vest thereafter on each of November 1, 2015, November 1, 2016 and November 1, 2017.  The amounts assume the target level of performance is achieved.  See “Compensation Discussion and Analysis” for a further discussion of these awards, including the specific performance criteria to which they are subject and the possible range of potential awards (including the maximum and threshold levels not reflected in the table).

2013 Option Exercises And Stock Vested

The following table provides information regarding stock that vested and stock options that were exercised by our NEOs during 2013. Option award value realized is calculated by subtracting the aggregate exercise price of the options exercised from the aggregate market value of the shares of common stock acquired on the date of exercise. Stock award value is calculated by multiplying the number of shares of restricted stock units vested by the market value of the underlying shares on the vesting date.

	Option Awards		Stock Awards (1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Lynn A. Peterson	—	—	208,408	2,462,205
James P. Henderson	—	—	83,253	989,236
James E. Catlin (2)	269,926	1,390,443	73,955	893,345
Russell A. Branting	—	—	79,503	943,711
Russ D. Cunningham	—	—	79,503	943,711

(1)         The amounts reflected in the table are not the actual amounts received. A portion of the shares acquired on vesting were withheld by the Company to pay for the taxes. Therefore, upon vesting, each recipient actually received the following:

Name	Shares	Value
Lynn A. Peterson	167,293	1,970,494
James P. Henderson	71,342	845,270
James E. Catlin	59,553	726,676
Russell A. Branting	68,577	810,786
Russ D. Cunningham	68,595	810,988

(2)         The amounts reflected in the table are not the actual amounts received by Mr Catlin. A portion of the options were exercised pursuant to a net exercise, by which a portion of those shares acquired on exercise were withheld by the Company to pay for the taxes and exercise price associated with such exercise. Upon exercise, Mr. Catlin received 89,359 shares having a value of $460,306.

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

All such termination benefits (except in the case of death of NEO) are subject to the timely execution and delivery of a release agreement in favor of employer, the Company and their respective affiliates. The Compensation Committee evaluated these termination/change of control benefits relative to its 2013 peer group and determined them to be consistent with market practices.

Potential Cost of Termination Payments in the Event of Termination

Name	Termination without cause or by NEO for good reason	Termination for death or disability	No termination after change of control	Termination after change of control
	($)	($)	($)	($)

Lynn Peterson
Salary	810,000	810,000	—	1,350,000
Bonus payout	—	—	—	1,080,000
Medical benefit continuation	—	—	—	14,153
Equity acceleration	—	8,894,810	11,840,675	11,840,675
Life insurance	—	—	—	—
Total	810,000	9,704,810	11,840,675	14,284,827

James Catlin
Salary	345,000	345,000	—	575,000
Bonus payout	—	—	—	345,000
Medical benefit continuation	—	—	—	16,771
Equity acceleration	—	2,411,321	3,000,491	3,000,491
Life insurance	—	—	—	—
Total	345,000	2,756,321	3,000,491	3,937,262

James Henderson
Salary	495,000	495,000	—	660,000
Bonus payout	—	—	—	495,000
Medical benefit continuation	—	—	—	14,153
Equity acceleration	—	3,369,507	4,474,202	4,474,202
Life insurance	—	—	—	—
Total	495,000	3,864,507	4,474,202	5,643,355

Russell Branting
Salary	165,000	165,000	—	660,000
Bonus payout	—	—	—	495,000
Medical benefit continuation	—	—	—	24,347
Equity acceleration	—	3,306,451	4,411,146	4,411,146
Life insurance	—	—	—	—
Total	165,000	3,471,451	4,411,146	5,590,493

Russ Cunningham
Salary	165,000	165,000	—	660,000
Bonus payout	—	—	—	495,000
Medical benefit continuation	—	—	—	23,353
Equity acceleration	—	3,306,451	4,411,146	4,411,146
Life insurance	—	—	—	—
Total	165,000	3,471,451	4,411,146	5,589,499

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

Report On Repricing Of Options

The Company did not reprice any stock options during the fiscal years ended December 31, 2012 or 2013.

Compensation Committee Interlocks and Insider Participation

There were no compensation committee or board interlocks among the members of our Board during 2013.

DIRECTOR COMPENSATION

Our Compensation Committee charter provides that the Compensation Committee is to recommend to the Board of Directors matters related to director compensation. The 2013 director compensation package for non-employee directors consisted of annual cash compensation and equity-based awards in the form of shares of restricted stock, each under the 2007 Stock Incentive Plan, as amended. The value of the cash awards was based on the closing price of one share of the Company’s common stock on the grant date.  Twenty-five percent of the restricted stock shares granted as compensation for 2013 vested on January 1, 2014, with the remaining shares vesting ratably on each of January 1, 2015, January 1, 2016 and January 1, 2017.

Directors who also chair a committee receive additional cash compensation for their service as a chairperson. For the 2013 fiscal year, each of Herrick K. Lidstone, Jr., William Krysiak and Rodney Knutson received additional cash compensation for his role as chairperson of the Compensation Committee, chairperson of the Audit Committee and chairperson of the Nominating and Corporate Governance Committee, respectively. No additional compensation was paid to any director for attending meetings. No employee of the Company is entitled to compensation for service as a director.

The following table provides information related to the compensation of our non-employee directors during fiscal year 2013.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards (2) ($)	Total $
Rodney D. Knutson	70,000	226,530	296,530
William J. Krysiak	75,000	226,530	301,530
Herrick K. Lidstone, Jr.	75,000	226,530	301,530

(1)         Each director received an aggregate of $60,000 in cash compensation, and the chairman of each committee received an additional aggregate amount of $15,000 except Mr. Knutson, the chairman of the Nominating and Corporate Governance Committee, who received $10,000.

(2)         The amounts shown in this column represent shares of restricted stock and cash awards subject to our 2007 Stock Incentive Plan, as amended, and reflect the aggregate grant date fair value of equity awards granted within the fiscal year in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718 for stock-based compensation.  For each director, these awards are comprised of 12,000 shares of restricted stock that were granted on January 1, 2013 (that vest 25% annually beginning January 1, 2014), and 10,500 shares granted on December 3, 2013 (that vest 25% annually beginning January 1, 2015).  These amounts do not necessarily correspond to the actual cash value that will be recognized by the directors when received. Assumptions used in the calculation of this amount for fiscal years ended December 31, 2011, 2012 and 2013 are included in footnote 11 to the Company’s audited financial statements for the fiscal year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2014.

(3)         As of December 31, 2013, the directors had (i) the following number of stock options outstanding: Mr. Lidstone: 75,000; and Mr. Krysiak: 100,000; and (ii) the following number of shares of restricted stock outstanding: Mr. Knutson: 30,000; Mr. Lidstone 30,000; and Mr. Krysiak: 30,000.  The foregoing outstanding restricted stock awards contain a “change of control” provision, which generally provides that, in the event of a qualified “change of control” (as defined in the applicable agreement), any unvested shares will vest irrespective of whether the director’s service to the Company continues or is terminated.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of April 22, 2014 by:

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

Name	Business Address	Amount And Nature of Beneficial Ownership		Percent of Class(1)
Lynn A. Peterson	1625 Broadway, Suite 250, Denver, Colorado 80202	3,801,235	(2)	1.4%
James E. Catlin	1625 Broadway, Suite 250, Denver, Colorado 80202	1,349,628	(3)	*
James P. Henderson	1625 Broadway, Suite 250, Denver, Colorado 80202	168,995		*
Russell A. Branting	1625 Broadway, Suite 250, Denver, Colorado 80202	553,199	(4)	*
Russ D. Cunningham	1625 Broadway, Suite 250, Denver, Colorado 80202	245,595	(5)	*
Rodney D. Knutson	1625 Broadway, Suite 250, Denver, Colorado 80202	213,280	(6)	*
William J. Krysiak	1625 Broadway, Suite 220, Denver, Colorado 80202	135,000	(7)	*

Name	Business Address	Amount And Nature of Beneficial Ownership		Percent of Class(1)
Herrick K. Lidstone, Jr.	6400 South Fiddler’s Green Circle, Suite 1000, Greenwood Village, Colorado 80111	110,000	(8)	*
All directors and executive officers as a group (eight individuals)		6,576,932		2.5%
BlackRock Inc.	40 East 52nd Street New York, New York 10022	17,147,913		6.4	%(9)
The Vanguard Group	100 Vanguard Boulevard Malvern, Pennsylvania 19355	15,873,145		6.0	%(10)
Paulson & Co. Inc.	1251 Avenue of the Americas New York, New York 10020	26,000,001		9.8	%(11)

* Less than 1%.

(1)         Based on 266,517,464 shares outstanding as of April 22, 2014, plus any shares of common stock deemed to be beneficially owned pursuant to options and warrants that are exercisable within 60 days from the above date.

(2)        Includes 2,453,910 shares held directly by the individual (of which 2,319,733 have been pledged to secure a line of credit), 400,000 shares held by individual’s spouse and 947,325 options exercisable within 60 days of April 22, 2014.

(3)         Includes 1,049,628 shares held by the individual and 300,000 shares held by the individual’s spouse.

(4)         Includes 365,830 options exercisable within 60 days of April 22, 2014.

(5)         Includes 137,000 options exercisable within 60 days of April 22, 2014.

(6)         Includes 19,500 shares of restricted stock which are not yet fully vested.

(7)         Includes 100,000 options exercisable within 60 days of April 22, 2014 and 19,500 shares of restricted stock which are not yet fully vested.

(8)         Includes 75,000 options exercisable within 60 days of April 22, 2014 and 19,500 shares of restricted stock which are not yet fully vested.

(9)         This information is based solely on a Schedule 13G filed with the SEC on February 3, 2014.

(10)  This information is based solely on a Schedule 13G filed with the SEC on February 11, 2014.

(11) This information is based solely on a Schedule 13G filed with the SEC on February 14, 2014.

We have no knowledge of any other arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change of control of our company.

Equity Compensation Plan Information as of December 31, 2013

					(c)
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	8,713,330	(1)	$6.12	(2)	22,562,004	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	8,713,330		$6.12		22,562,004

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

(3)         This number is based on an aggregate of 37,138,264 shares of the Company’s common stock authorized for issuance under the 2007 Stock Incentive Plan as of December 31, 2013, as amended. Pursuant to Amendment No. 1 to the 2007 Stock Incentive Plan, adopted by the Company’s shareholders of June 3, 2010, beginning on January 1, 2011, the aggregate number of shares authorized for issuance under the 2007 Stock Incentive Plan, as amended, shall be adjusted to equal 14% of the Company’s issued and outstanding shares of common stock, calculated as of January 1 of the respective year. Such shares included within the 2007 Stock Incentive Plan may be either authorized but unissued shares or shares re-acquired and held in treasury.

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

Directors, officers, and employees must immediately notify the Chair of our Audit Committee of the existence of any actual or potential conflict of interest. The circumstances will be reviewed for a decision on whether a conflict of interest is present, and if so, what course of action is to be taken. The Company had no reportable related party transactions during 2013.  Further, during 2013, the

Company had no transactions where the policies and procedures summarized above did not require review, approval, or ratification, or where such policies and procedures were not followed.

Independence of Directors

The Board of Directors has determined that the following directors qualify as independent under the applicable standards of the New York Stock Exchange, SEC rules and the NI 52-110: Rodney D. Knutson, Herrick K. Lidstone, Jr. and William J. Krysiak.  The other two members of the Board are Lynn A. Peterson and James E. Catlin, who are not independent directors because they are currently serving as officers of the Company. The Board has also determined that Messrs. Knutson, Lidstone and Krysiak, as members of the Audit and Compensation Committees, qualify as independent under the New York Stock Exchange and SEC rules applicable to audit and compensation committee members.

ITEM 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by Independent Auditors

We paid the following fees to Ernst & Young LLP for the audit of the consolidated financial statements and for other services provided in the years ended December 31, 2013, and 2012. All services and fees, including tax service fees, were pre-approved by the Audit Committee.

Financial Year Ending	Audit Fees $	Audit Related Fees $	Tax Fees $(1)	All Other Fees $	Total $
December 31, 2013	648,000	—	227,907	—	875,907
December 31, 2012	581,983	—	71,013	—	652,996

(1)         The tax fees related to tax advisory services.

Pre-Approval Policies and Procedures

The Audit Committee Charter provides that the Audit Committee is responsible for the appointment, compensation, retention and oversight of the independent public accountants, and pre-approves all audit services and permissible non-audit services to be provided to the Company by the independent public accountants. The Audit Committee may, in its discretion, delegate the authority to pre-approve all audit services and permissible non-audit services to the Chairman of the Audit Committee provided the Chairman reports any delegated pre-approvals to the Audit Committee at the next meeting thereof. The Audit Committee has not, however, adopted any specific policies and procedures for the engagement of non-audit services. For 2012 and 2013, all of the services related to amounts billed by the Company’s external accountants were pre-approved by the Audit Committee.

Report on Audited Financial Statements

The Audit Committee reviewed and discussed with management and the Company’s independent auditors the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Audit Committee has discussed with the independent registered public accountants matters required to be discussed by Auditing Standard No. 16 (Communications with Audit Committees), as adopted by the Public Company Accounting Oversight Board. As part of that review, the Committee received the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence, and the Committee has discussed the independent registered public accounting firm’s independence from the Company and its management, including any matters in those written disclosures. Additionally, the Audit Committee considered whether the provision of non-audit services was compatible with maintaining such accountants’ independence. Based on the review and discussions, the Audit Committee recommended to the Board that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2013, for filing with the SEC.

Audit Committee of the Board William J. Krysiak, Chairman Rodney D. Knutson Herrick K. Lidstone, Jr.

PART IV

ITEM 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)  Exhibits

Exhibit Number	Description
2.1

Purchase and Sale Agreement between Kodiak Oil & Gas (USA) Inc., Kodiak Oil & Gas Corp. and Liberty Resources LLC dated June 2, 2013 (filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on June 3, 2013 and incorporated herein by reference)

3.1

Certificate of Continuance of Kodiak Oil & Gas Corp., dated September 20, 2001 (filed as Exhibit 1.1 to the registrant’s Registration Statement on Form 20-F filed on November 23, 2005 and incorporated herein by reference)

3.2	Articles of Continuation of Kodiak Oil & Gas Corp. (filed as Exhibit 1.2 to the registrant’s Registration Statement on Form 20-F filed on November 23, 2005 and incorporated herein by reference)
3.3	Amended and Restated By-Law No. 1 of the Company (filed as Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q filed on May 9, 2008 and incorporated herein by reference)
3.4

Articles of Incorporation of Kodiak Oil and Gas (USA) Inc. (filed as Exhibit 3.3 to the registrant’s Registration Statement on Form S-3 (Registration No. 333-169517) filed on September 22, 2010 and incorporated herein by reference)

4.1

Form of common stock certificate (filed as Exhibit 4.6 to the registrant’s Registration Statement on Form S-3ASR (Registration No. 333-173520) filed on April 15, 2011 and incorporated herein by reference)

4.2

Form of senior indenture between Kodiak Oil & Gas Corp. and one or more trustees to be named (filed as Exhibit 4.7 to the registrant’s Registration Statement on Form S-3ASR (Registration No. 333-173520) filed on April 15, 2011 and incorporated herein by reference)

4.3

Form of subordinated indenture between Kodiak Oil & Gas Corp. and one or more trustees to be named (filed as Exhibit 4.8 to the registrant’s Registration Statement on Form S-3ASR (Registration No. 333-173520) filed on April 15, 2011 and incorporated herein by reference)

4.4

Indenture, dated November 23, 2011, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., U.S. Bank National Association and Computershare Trust Company of Canada (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on November 23, 2011 and incorporated herein by reference)

4.5

Indenture, dated January 15, 2013, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., U.S. Bank, National Association, as trustee, and Computershare Trust Company of Canada, as the Canadian trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on January 15, 2013 and incorporated herein by reference)

4.6

Indenture, dated July 26, 2013, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., Kodiak Williston, LLC, KOG Finance, LLC, U.S. Bank National Association, as trustee, and Computershare Trust Company of Canada, as Canadian trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on July 26, 2013 and incorporated herein by reference)

4.7

Supplemental Indenture, dated as of July 30, 2013, among Kodiak Oil & Gas Corp., Kodiak Williston, LLC, KOG Finance, LLC, U.S. Bank National Association and Computershare Trust Company of Canada, to the Indenture, dated as of November 23, 2011, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., U.S. Bank National Association and Computershare Trust Company of Canada (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q on August 1, 2013 and incorporated herein by reference)

4.8

Supplemental Indenture, dated as of July 30, 2013, among Kodiak Oil & Gas Corp., Kodiak Williston, LLC, KOG Finance, LLC, U.S. Bank National Association and Computershare Trust Company of Canada, to the Indenture, dated as of January 15, 2013, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., U.S. Bank National Association and Computershare Trust Company of Canada (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q on August 1, 2013 and incorporated herein by reference)

4.9

Registration Rights Agreement, dated May 17, 2012, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., RBC Capital Markets, LLC, Wells Fargo Securities, LLC, and Credit Suisse Securities (USA) LLC (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on May 17, 2012 and incorporated herein by reference)

4.10

Registration Rights Agreement, dated January 15, 2013, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., Wells Fargo Securities, LLC, RBC Capital Markets, LLC and Credit Suisse Securities (USA) LLC (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on January 15, 2013 and incorporated herein by reference)

4.11

Registration Rights Agreement, dated July 26, 2013, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., Kodiak Williston, LLC, KOG Finance, LLC and Credit Suisse Securities (USA) LLC (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on July 26, 2013 and incorporated herein by reference)

4.12	Officers’ Certificate of the Company dated as of May 17, 2012 (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on May 17, 2012 and incorporated herein by reference)

10.1	Kodiak Oil & Gas Corp. Incentive Share Option Plan (filed as Exhibit 4.5 to the registrant’s Registration Statement on Form 20-F filed on November 23, 2005 and incorporated herein by reference)
10.2	Kodiak Oil & Gas Corp. 2007 Stock Incentive Plan (filed as Appendix A to the registrant’s Definitive Proxy Statement filed on April 27, 2007 and incorporated herein by reference)
10.3	Amendment No. 1 to Kodiak Oil & Gas Corp. 2007 Stock Incentive Plan (filed as Appendix A to the registrant’s Definitive Proxy Statement filed on April 30, 2010 and incorporated herein by reference)
10.4	Amendment No. 2 to Kodiak Oil & Gas Corp. 2007 Stock Incentive Plan (filed as Appendix A to the registrant’s Definitive Proxy Statement filed on April 28, 2011 and incorporated herein by reference)
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
10.29

Amendment No. 2 to Employment Agreement of Russ D. Cunningham effective January 1, 2013 (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on January 28, 2013 and incorporated herein by reference))

10.30

Credit Agreement dated as of May 24, 2010 among Kodiak Oil & Gas (USA) Inc., Wells Fargo Bank, N.A. and The Lenders Signatory Thereto (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 27, 2010 and incorporated herein by reference)

10.31

First Amendment to Credit Agreement among Kodiak Oil & Gas (USA) Inc., Wells Fargo Bank, N.A. and The Lenders Signatory Thereto, effective as of November 30, 2010 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 2, 2010 and incorporated herein by reference)

10.32

Second Amendment to Credit Agreement among Kodiak Oil & Gas (USA) Inc., Wells Fargo Bank, N.A., and the Lenders Signatory Thereto, effective as of April 13, 2011 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 19, 2011 and incorporated herein by reference)

10.33

Amended and Restated Credit Agreement, dated as of October 28, 2011, among Kodiak Oil & Gas (USA) Inc., Wells Fargo Bank, N.A. and The Lenders Party Thereto (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 3, 2011 and incorporated herein by reference)

10.34

First Amendment and Limited Waiver to Amended and Restated Credit Agreement among Kodiak Oil & Gas (USA) Inc., as Borrower, Wells Fargo Bank, N.A., as Administrative Agent, and The Lenders Signatory Thereto, dated as of November 14, 2011 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 14, 2011 and incorporated herein by reference)

10.35

Second Amendment to Amended and Restated Credit Agreement among Kodiak Oil & Gas (USA) Inc., as Borrower, Wells Fargo Bank, N.A., as Administrative Agent, and The Lenders Signatory Thereto, executed as of November 14, 2011 (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on November 14, 2011 and incorporated herein by reference)

10.36

Third Amendment to Amended and Restated Credit Agreement among Kodiak Oil & Gas (USA) Inc., as Borrower, Wells Fargo Bank, N.A., as Administrative Agent, and The Lenders Signatory Thereto, dated as of January 10, 2012 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 17, 2012 and incorporated herein by reference)

10.37

Fifth Amendment to Amended and Restated Credit Agreement among Kodiak Oil & Gas (USA) Inc., as Borrower, Wells Fargo Bank, N.A., as Administrative Agent, and The Lenders Signatory Thereto, dated as of May 11, 2012 (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on May 17, 2012 and incorporated herein by reference)

10.38

Sixth Amendment to Amended and Restated Credit Agreement among Kodiak Oil & Gas (USA) Inc.; as Borrower, Wells Fargo Bank, N.A., as Administrative Agent, and The Lenders Signatory Thereto, dated as of October 15, 2012 (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 1, 2012 and incorporated herein by reference)

10.39

Seventh Amendment to Amended and Restated Credit Agreement, dated as of January 15, 2013, among Kodiak Oil & Gas (USA) Inc., as Borrower, Wells Fargo Bank, N.A., as Administrative Agent, and the Lenders signatory thereto (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on January 15, 2013 and incorporated herein by reference)

10.40

Tenth Amendment and Limited Waiver to Amended and Restated Credit Agreement among Kodiak Oil & Gas (USA) Inc., as Borrower, Wells Fargo Bank, N.A., as Administrative Agent, and The Lenders Signatory Thereto, dated as of July 12, 2013 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 15, 2013 and incorporated herein by reference)

10.41

Guarantee and Collateral Agreement dated as of May 24, 2010 by Kodiak Oil & Gas (USA) Inc. in favor of Wells Fargo Bank, N.A. as administrative agent (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on May 27, 2010 and incorporated herein by reference)

10.42

Amended and Restated Guarantee and Collateral Agreement made by each of the Grantors (as defined therein) in favor of Wells Fargo Bank, N.A., dated as of October 28, 2011 (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on November 3, 2011 and incorporated herein by reference)

10.43

Guarantee and Pledge Agreement dated as of May 24, 2010 by Kodiak Oil & Gas Corp. in favor of Wells Fargo Bank, N.A. as administrative agent (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on May 27, 2010 and incorporated herein by reference)
10.44

Amended and Restated Guarantee and Pledge Agreement made by Kodiak Oil & Gas Corp. in favor of Wells Fargo Bank, N.A., dated as of October 28, 2011 (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on November 3, 2011 and incorporated herein by reference)

10.45

Second Lien Credit Agreement, dated as of November 30, 2010, among Kodiak Oil & Gas (USA) Inc., Wells Fargo Energy Capital, Inc. and The Lenders Party Thereto (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 2, 2010 and incorporated herein by reference)

10.46

Agreement and Amendment No. 1 to Second Lien Credit Agreement, dated as of July 15, 2011, among Kodiak Oil & Gas (USA) Inc., Kodiak Oil & Gas Corp., as guarantor, the lender parties and Wells Fargo Energy Capital, Inc. (filed as exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 18, 2011 and incorporated herein by reference)

10.47

Amended and Restated Second Lien Credit Agreement, dated as of October 28, 2011, among Kodiak Oil & Gas (USA) Inc., Wells Fargo Energy Capital, Inc. and The Lenders Party Thereto (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on November 3, 2011 and incorporated herein by reference)

10.48

First Amendment and Limited Waiver to Amended and Restated Second Lien Credit Agreement among Kodiak Oil & Gas (USA) Inc., as Borrower, Wells Fargo Energy Capital, Inc., as Administrative Agent, and The Lenders Signatory Thereto, dated as of November 14, 2011 (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on November 14, 2011 and incorporated herein by reference)

10.49

Second Lien Guarantee and Pledge Agreement made by Kodiak Oil & Gas Corp. in favor of Wells Fargo Energy Capital, Inc., dated as of November 30, 2010 (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on December 2, 2010 and incorporated herein by reference)

10.50

Amended and Restated Second Lien Guarantee and Pledge Agreement made by Kodiak Oil & Gas Corp. in favor of Wells Fargo Energy Capital, Inc., dated as of October 28, 2011 (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on November 3, 2011 and incorporated herein by reference)

10.51

Second Lien Guarantee and Collateral Agreement made by each of the Grantors (as defined therein) in favor of Wells Fargo Energy Capital, Inc., dated as of November 30, 2010 (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on December 2, 2010 and incorporated herein by reference)

10.52

Amended and Restated Second Lien Guarantee and Collateral Agreement made by each of the Grantors (as defined therein) in favor of Wells Fargo Energy Capital, Inc., dated as of October 28, 2011. (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on November 3, 2011 and incorporated herein by reference)

10.53

Purchase Agreement, dated May 14, 2012, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., and RBC Capital Markets, LLC, Wells Fargo Securities, LLC, and Credit Suisse Securities (USA) LLC, as representatives of the several purchasers identified therein (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 17, 2012 and incorporated herein by reference)

10.54

Purchase Agreement, dated January 10, 2013, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., and Wells Fargo Securities, LLC, RBC Capital Markets, LLC and Credit Suisse Securities (USA) LLC, as representatives of the several purchasers identified therein (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 15, 2013 and incorporated herein by reference)

10.55

Purchase Agreement, dated July 23, 2013, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., Kodiak Williston, LLC, KOG Finance, LLC and Credit Suisse Securities (USA) LLC, as representative of the several purchasers identified therein (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 26, 2013 and incorporated herein by reference)

12.1+	Computation of Ratio of Earnings to Fixed Charges
21.1+	Subsidiaries of the Registrant
23.1+	Consent of Ernst & Young LLP
23.2+	Consent of Netherland, Sewell & Associates, Inc.
31.1+	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2+	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.3	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.4	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.3	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.4	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1+	Reserve Estimate Report of Netherland Sewell & Associates, Inc.
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

+ Previously filed on the Registrant’s original Form 10-K for the fiscal year ended December 31, 2013 filed on February 27, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KODIAK OIL & GAS CORP.
(Registrant)

Date: April 30, 2014	By:	/s/ LYNN A. PETERSON
Lynn A. Peterson
President and Chief Executive Officer
(principal executive officer)