Form 10-Q
period 2014-06-30
Kodiak Oil & Gas Corp
filed 2014-07-31
CIK 1322866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
267,253,911 shares. no par value, of the Registrant’s common stock were issued and outstanding as of July 30, 2014

KODIAK OIL & GAS CORP.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KODIAK OIL & GAS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$11,230	$90
Accounts receivable
Trade	70,500	108,883
Accrued sales revenues	137,484	121,843
Inventory and prepaid expenses	14,251	11,367
Deferred tax asset, net	27,574	14,300
Total Current Assets	261,039	256,483

Oil and gas properties (full cost method), at cost:
Proved oil and gas properties	4,054,620	3,556,667
Unproved oil and gas properties	532,084	641,644
Equipment and facilities	27,804	27,712
Less-accumulated depletion, depreciation, amortization, and accretion	(793,007)	(605,700)
Net oil and gas properties	3,821,501	3,620,323

Commodity price risk management asset	—	1,290
Property and equipment, net of accumulated depreciation of $2,638 at June 30, 2014 and $1,980 at December 31, 2013	3,920	3,928
Deferred financing costs, net of amortization of $26,104 at June 30, 2014 and $22,963 at December 31, 2013	38,605	41,746

Total Assets	$4,125,065	$3,923,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$253,151	$272,858
Accrued interest payable	24,216	24,425
Commodity price risk management liability	61,548	20,334
Total Current Liabilities	338,915	317,617

Noncurrent Liabilities:
Credit facility	775,000	708,000
Senior notes, net of accumulated amortization of bond premium of $1,366 at June 30, 2014 and $1,024 at December 31, 2013	1,554,634	1,554,976
Commodity price risk management liability	4,004	—
Deferred tax liability, net	177,974	133,700
Asset retirement obligations	19,120	16,405
Total Noncurrent Liabilities	2,530,732	2,413,081

Total Liabilities	2,869,647	2,730,698

Stockholders’ Equity:
Common stock—no par value; unlimited authorized
Issued and outstanding: 267,253,911 shares as of June 30, 2014 and 266,249,765 shares as of December 31, 2013	1,036,524	1,024,462
Retained earnings	218,894	168,610
Total Stockholders’ Equity	1,255,418	1,193,072

Total Liabilities and Stockholders’ Equity	$4,125,065	$3,923,770
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KODIAK OIL & GAS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Oil sales	$277,897	$163,369	$515,146	$319,212
Gas sales	22,146	10,109	41,912	19,316
Total revenues	300,043	173,478	557,058	338,528

Operating expenses:
Oil and gas production	72,157	37,531	129,194	73,522
Depletion, depreciation, amortization and accretion	99,065	62,409	188,694	119,794
General and administrative	12,804	10,326	26,722	20,628
Total operating expenses	184,026	110,266	344,610	213,944

Operating income	116,017	63,212	212,448	124,584

Other income (expense):
Gain (loss) on commodity price risk management activities, net	(56,290)	22,667	(81,095)	6,923
Interest income (expense), net	(25,574)	(15,785)	(50,124)	(29,595)
Other income (expense), net	(771)	256	55	682
Total other income (expense)	(82,635)	7,138	(131,164)	(21,990)

Income before income taxes	33,382	70,350	81,284	102,594

Income tax expense	12,210	26,100	31,000	38,900

Net income	$21,172	$44,250	$50,284	$63,694

Earnings per common share:
Basic	$0.08	$0.17	$0.19	$0.24
Diluted	$0.08	$0.17	$0.19	$0.24

Weighted average common shares outstanding:
Basic	266,726,108	265,434,514	266,510,637	265,381,746
Diluted	270,395,642	267,906,171	270,048,000	267,851,680

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KODIAK OIL & GAS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$50,284	$63,694
Reconciliation of net income to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	188,694	119,794
Amortization of deferred financing costs and debt premium	2,799	1,746
(Gain) loss on commodity price risk management activities, net	81,095	(6,923)
Settlements on commodity derivative instruments	(34,587)	3,195
Stock‑based compensation	10,236	7,225
Deferred income taxes	31,000	38,900
Changes in current assets and liabilities:
Accounts receivable‑trade	39,069	(2,154)
Accounts receivable‑accrued sales revenues	(15,641)	(7,035)
Prepaid expenses and other	(1,624)	(186)
Accounts payable and accrued liabilities	(4,516)	6,068
Accrued interest payable	(209)	8,580
Net cash provided by operating activities	346,600	232,904

Cash flows from investing activities:
Oil and gas properties	(473,708)	(522,610)
Sale of oil and gas properties	70,848	—
Equipment, facilities and other	(740)	(7,020)
Cash held in escrow	—	(51,000)
Net cash used in investing activities	(403,600)	(580,630)

Cash flows from financing activities:
Borrowings under credit facility	195,000	354,875
Repayments under credit facility	(128,000)	(358,875)
Proceeds from the issuance of senior notes	—	350,000
Proceeds from the issuance of common shares	3,697	490
Purchase of common shares	(2,557)	(518)
Debt and share issuance costs	—	(8,234)
Net cash provided by financing activities	68,140	337,738

Increase (decrease) in cash and cash equivalents	11,140	(9,988)

Cash and cash equivalents at beginning of the period	90	24,060

Cash and cash equivalents at end of the period	$11,230	$14,072

Supplemental cash flow information:
Oil & gas property accrual included in accounts payable and accrued liabilities	$149,334	$155,032
Cash paid for interest	$63,563	$35,190

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The Company's business is transacted in US dollars and, accordingly, the financial statements are expressed in US dollars. The financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Regulations S-X and S-K. In the opinion of management, all adjustments, consisting of normal recurring accruals that are considered necessary for a fair presentation of the interim financial information, have been included. However, operating results for the periods presented are not necessarily indicative of the results that may be expected for a full year. Kodiak's 2013 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. There have been no material changes to the information disclosed in the notes to the consolidated financial statements included in Kodiak's 2013 Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, which establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The ASU allows for the use of either the full or modified retrospective transition method, and the standard will be effective for us in the first quarter of our fiscal year 2018; early adoption is not permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements, as well as which transition method we intend to use.

Accounting standards that have been issued or proposed by the FASB, or other standards-setting bodies, that do not require adoption until a future date, are not expected to have a material impact on the financial statements upon adoption.

Note 3—Acquisitions and Divestitures

July 2013 Acquisition

On July 12, 2013, the Company's wholly-owned subsidiary, Kodiak Williston, LLC, acquired an unaffiliated oil and gas company’s interests in approximately 42,000 net acres of Williston Basin leaseholds, and related producing properties located primarily in McKenzie and southern Williams Counties, North Dakota, along with various other related rights, permits, contracts, equipment and other assets, including the assignment and assumption of a drilling rig contract (the "July 2013 Acquisition"). The seller received aggregate consideration of approximately $731.8 million in cash. The effective date for the acquisition was March 1, 2013, with purchase price adjustments calculated as of the closing date on July 12, 2013. The acquisition provided strategic additions adjacent to the Company's core project area and the acquired producing properties contributed revenue of $32.8 million and $63.0 million to the Company for the three and six months ended June 30, 2014, respectively. Total transaction costs related to the acquisition incurred were approximately $235,000. Transaction costs are recorded in the statement of operations within the general and administrative expense line item.

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

Pro Forma Financial Information

The following unaudited pro forma financial information represents the combined results for the Company and the properties acquired in July 2013 for the three and six months ended June 30, 2013 as if the acquisition had occurred on January 1, 2012 (in thousands, except per share data). For purposes of the pro forma it was assumed that the credit facility was utilized on January 1, 2012. The pro forma information includes the effects of adjustments for depletion, depreciation, amortization and accretion expense of $11.8 million and $23.2 million for the three and six months ended June 30, 2013, respectively. The pro forma information includes the effects of adjustments for amortization of financing costs of $204,000 and $408,000 for the three and six months ended June 30, 2013, respectively. The pro forma information includes the effects of the incremental interest expense on acquisition financing of $2.4 million and $5.3 million for the three and six months ended June 30, 2013, respectively. The pro forma financial information includes total capitalization of interest expense of $9.6 million and $19.8 million for the three and six months ended June 30, 2013, respectively. The pro forma information includes the effects of adjustments for income tax expense of $5.8 million and $13.1 million for the three and six months ended June 30, 2013, respectively.

The following pro forma results (in thousands, except share data) do not include any cost savings or other synergies that may result from the acquisition or any estimated costs that have been or will be incurred by the Company to integrate the properties acquired. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the period, nor are they necessarily indicative of future results.

	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
Operating revenues	$213,976	$421,506
Net income	$53,674	$84,637

Earnings per common share
Basic	$0.20	$0.32
Diluted	$0.20	$0.32

Divestitures

In the six months ended June 30, 2014, the Company divested approximately 20,900 net acres in the Williston Basin for cash proceeds of $70.8 million.

Note 4—Long-Term Debt

As of the dates indicated, the Company’s long-term debt consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Credit Facility due April 2018	$775,000	$708,000
2019 Notes due December 2019	800,000	800,000
Unamortized Premium on 2019 Notes	4,634	4,976
2021 Notes due January 2021	350,000	350,000
2022 Notes due February 2022	400,000	400,000
Total Long-Term Debt	$2,329,634	$2,262,976
Less: Current Portion of Long Term Debt	—	—
Total Long-Term Debt, Net of Current Portion	$2,329,634	$2,262,976

Credit Facility

Kodiak Oil & Gas (USA) Inc. (the “Borrower”) has in place a $1.5 billion credit facility with a syndicate of banks, which is subject to a borrowing base. The credit facility matures on April 2, 2018. As of June 30, 2014, the credit facility was subject to a borrowing base of $1.35 billion. Redetermination of the borrowing base occurs semi-annually, on April 1 and October 1. Additionally, the Company may elect a redetermination of the borrowing base one time during any six month period. In April 2014, the redetermination was completed and the existing borrowing base was affirmed.

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

The credit facility also contains financial covenants requiring the Borrower to comply with a current ratio of consolidated current assets (including unused borrowing capacity) to consolidated current liabilities of not less than 1.0 to 1.0 and to maintain, on the last day of each quarter, a ratio of total debt to EBITDAX of not greater than 4.0 to 1.0. The Company was in compliance with all financial covenants under the credit facility as of June 30, 2014, and through the filing of this report.

As of June 30, 2014, the Company had $775.0 million in outstanding borrowings under the credit facility and as such, the available credit under the credit facility at that date was $575.0 million. Subsequent to June 30, 2014, the Company made additional borrowings of $45.0 million on the credit facility, bringing the outstanding balance as of the date of this filing under the credit facility to $820.0 million. Any borrowings under the credit facility are collateralized by the Borrower’s oil and gas producing properties, the Borrower’s personal property and the equity interests of the Borrower held by the Company. The Company has entered into crude oil commodity derivative instruments with several counterparties that are also lenders under the credit facility. The Company’s obligations under these derivative instruments are secured by the credit facility.

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

The 2019 Notes and 2021 Notes were issued under separate indentures among the Company, Kodiak Oil & Gas (USA) Inc., as guarantor, U.S. Bank National Association, as trustee, and Computershare Trust Company of Canada, as Canadian trustee (the “2019 Indenture” and the “2021 Indenture”, respectively). The 2022 Notes were issued under an indenture among the Company, Kodiak Oil & Gas (USA) Inc., Kodiak Williston, LLC and KOG Finance, LLC (collectively, the “Guarantors”), U.S. Bank National Association, as trustee, and Computershare Trust Company of Canada, as Canadian trustee (the “2022 Indenture”, and together with the 2019 Indenture and the 2021 Indenture, the “Indentures”). In July 2013, Kodiak Williston, LLC and KOG Finance, LLC entered into Supplemental Indentures to the 2019 Indenture and 2021 Indenture to guarantee the 2019 Notes and 2021 Notes. The Indentures contain affirmative and negative covenants that, among other things, limit the Company's and the Guarantors' ability to make investments; incur additional indebtedness or issue preferred stock; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of the assets of the Company; engage in transactions with the Company's affiliates; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; and create unrestricted subsidiaries. The Indentures also contain customary events of default. Upon the occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. The Company was in compliance with all financial covenants under the Indentures as of June 30, 2014, and through the filing of this report.

The 2019 Notes are redeemable by the Company at any time on or after December 1, 2015, the 2021 Notes are redeemable by the Company at any time on or after January 15, 2017, and the 2022 Notes are redeemable by the Company at any time on or after August 1, 2017, in each case, at the redemption prices set forth in the indentures. Further, the 2019 Notes are redeemable by the Company prior to December 1, 2015, the 2021 Notes are redeemable by the Company prior to January 15, 2017, and the 2022 Notes are redeemable by the Company prior to August 1, 2017, in each case, at the redemption prices plus a “make-whole” premium set forth in the Indentures. The Company is also entitled to redeem up to 35% of the aggregate principal amount of the 2019 Notes before December 1, 2014, up to 35% of the aggregate principal amount of the 2021 Notes before January 15, 2016, and up to 35% of the aggregate principal amount of the 2022 Notes before August 1, 2016, with net proceeds that the Company raises in equity offerings at a redemption price equal to 108.125% of the principal amount of the 2019 Notes being redeemed and 105.5% of the principal amount of the 2021 Notes being redeemed and 105.5% of the principal amount of the 2022 Notes being redeemed, plus, in each case, accrued and unpaid interest. If the Company undergoes a change of control, it must offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes purchased plus accrued and unpaid interest. The Company may redeem the Senior Notes if, as a result of changes in applicable law, it is required to pay additional amounts related to tax-withholdings, at a price equal to 100% of the principal amounts of the Senior Notes redeemed plus accrued and unpaid interest. The Company must offer to purchase the Senior Notes if it sells assets under certain circumstances.

Deferred Financing Costs

As of June 30, 2014, the Company had deferred financing costs of $38.6 million related to its credit facility and Senior Notes. Deferred financing costs include origination, legal, engineering, and other fees incurred in connection with the Company’s credit facility and Senior Notes. For the three and six months ended June 30, 2014, the Company recorded amortization expense of $1.6 million and $3.1 million, respectively, as compared to $1.0 million and $2.1 million for the three and six months ended June 30, 2013, respectively.

Interest Incurred On Long-Term Debt

For the three and six months ended June 30, 2014, the Company incurred interest expense on long-term debt of $31.8 million and $63.4 million, respectively, as compared to $22.4 million and $43.8 million for the three and six months ended June 30, 2013, respectively. Of the total interest incurred, the Company capitalized interest costs of $7.6 million and $16.0 million for the three and six months ended June 30, 2014, respectively, as compared to $7.4 million and $15.9 million for the three and six months ended June 30, 2013, respectively. Additionally, for the three and six months ended June 30, 2014 interest expense was reduced for the amortization of the bond premium in the amounts of $172,000 and $341,000, respectively, as compared to $160,000 and $317,000 for the three and six months ended June 30, 2013, respectively.

Note 5—Income Taxes

The Company computes its quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to its year-to-date income or loss plus any significant unusual or infrequently occurring items recorded in the interim period. The effective income tax rate for the six months ended June 30, 2014 and 2013 was 38.1% and 37.9%, respectively. The Company's effective income tax rate for the six months ended June 30, 2014 and 2013 differed from the U.S. statutory rate of 35% primarily due to state income taxes, estimated permanent differences and changes in the valuation allowance.
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

The Company recognized income tax expense of $12.2 million and $31.0 million for the three and six months ended June 30, 2014, respectively, as compared to $26.1 million and $38.9 million for the three and six months ended June 30, 2013, respectively.

Accounting for Uncertainty in Income Taxes

As of June 30, 2014, the Company believes that it has no liability for uncertain tax positions. If the Company were to determine there were any uncertain tax positions, the Company would recognize the liability and related interest and penalties within income tax expense. As of June 30, 2014, the Company had no provision for interest or penalties related to uncertain tax positions. The Company files income tax returns in Canada and U.S. federal jurisdiction and various states. There are currently no Canadian or U.S. federal or state income tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service, state or local tax authorities for tax years ended on or before December 31, 2009 or Canadian tax examinations by the Canadian Revenue Agency for tax years ended on or before December 31, 2002. Although certain tax years are closed under the statute of limitations, tax authorities can still adjust tax losses being carried forward to open tax years.

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

The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. The Company’s derivative contracts are currently with eleven counterparties. The Company has netting arrangements with the counterparties that provide for the offset of payables against receivables from separate derivative arrangements with the counterparties in the event of contract termination. The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement.

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

The Company’s commodity derivative contracts as of June 30, 2014 are summarized below:

Collars	Basis (1)	Quantity (Bbl/d)	Strike Price ($/Bbl)
Jul 1, 2014 - Dec 31, 2015	NYMEX	300 - 350	$85.00 - $102.75

Swaps	Basis (1)	Average Quantity (Bbl/d)	Average Swap Price ($/Bbl)
Jul 1, 2014 - Dec 31, 2014 Total	NYMEX	25,800	$93.41
Jan 1, 2015 - Jun 30, 2015 Total	NYMEX	7,796	$93.08
Jul 1, 2015 - Dec 31, 2015 Total	NYMEX	3,291	$91.17

(1)	NYMEX refers to quoted prices on the New York Mercantile Exchange

The following tables detail the fair value of the Company's derivative instruments, including the gross amounts and adjustments made to net the derivative instruments for presentation in the consolidated balance sheet (in thousands):

		As of June 30, 2014
Underlying Commodity	Location on Balance Sheet	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Consolidated Balance Sheet
Crude oil derivative contract	Current assets	$67	$(67)	$—
Crude oil derivative contract	Noncurrent assets	$313	$(313)	$—
Crude oil derivative contract	Current liabilities	$61,615	$(67)	$61,548
Crude oil derivative contract	Noncurrent liabilities	$4,317	$(313)	$4,004

		As of December 31, 2013
Underlying Commodity	Location on Balance Sheet	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Consolidated Balance Sheet
Crude oil derivative contract	Current assets	$7,278	$(7,278)	$—
Crude oil derivative contract	Noncurrent assets	$2,731	$(1,441)	$1,290
Crude oil derivative contract	Current liabilities	$27,612	$(7,278)	$20,334
Crude oil derivative contract	Noncurrent liabilities	$1,441	$(1,441)	$—

The Company recognized a net loss on commodity price risk management activities of $56.3 million and $81.1 million for the three and six months ended June 30, 2014, respectively, as compared to a net gain on commodity price risk management activities of $22.7 million and $6.9 million for the three and six months ended June 30, 2013, respectively.

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

	For the Six Months Ended June 30, 2014	For the Year Ended December 31, 2013
Balance beginning of period	$16,405	$9,064
Liabilities incurred or acquired	2,637	7,181
Liabilities settled or divested	(652)	(890)
Revisions in estimated cash flows	—	—
Accretion expense	730	1,050
Balance end of period	$19,120	$16,405
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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014 by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at June 30, 2014 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Commodity price risk management asset	$—	$—	$—	$—

Financial Liabilities:
Commodity price risk management liability	$—	$65,552	$—	$65,552

Commodity Derivative Instruments

The Company determines its estimate of the fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, the credit rating of each counterparty, and the Company’s own credit rating. In consideration of counterparty credit risk, the Company assessed the possibility of whether each counterparty to the derivative would default by failing to make any contractually required payments. Additionally, the Company considers that it is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions. At June 30, 2014 and December 31, 2013, derivative instruments utilized by the Company consist of both “no premium” collars and swaps. The crude oil derivative markets are highly active. Although the Company’s derivative instruments are valued using public indices, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange. As such, the Company has classified these instruments as Level 2.

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

	At June 30, 2014		At December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit facility	$775,000	$775,000	$708,000	$708,000
2019 Notes	$804,634	$888,000	$804,976	$888,000
2021 Notes	$350,000	$365,750	$350,000	$350,438
2022 Notes	$400,000	$416,000	$400,000	$398,000

Note 9—Share‑Based Payments

The Company has granted various equity-based awards to directors, officers, and employees of the Company under the 2007 Stock Incentive Plan, amended on June 3, 2010 and further amended on June 15, 2011 (as so amended, the “Plan”). The Plan authorizes the Company to issue stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards, other stock grants and other stock‑based awards to any employee, consultant, independent contractor, director or officer providing services to the Company or to an affiliate of the Company. The maximum number of shares of common stock available for issuance under the Plan is equal to 14% of the Company’s issued and outstanding shares of common stock, as calculated on January 1 of each respective year, subject to adjustment as provided in the Plan. As of January 1, 2014, the maximum number of shares issuable under the Plan, including those previously issued thereunder, was approximately 37.3 million shares. Additionally, as a result of the Arrangement Agreement (please refer to Note 12 - Whiting Petroleum Corporation Arrangement Agreement for further details) the Company plans to vest stock options scheduled to vest on or before January 15, 2015 prior to the closing of the Arrangement. All unvested restricted stock and restricted stock units will vest upon the closing of the Arrangement.

Stock Options

Total compensation expense related to the stock options of $2.4 million and $4.7 million was recognized for the three and six months ended June 30, 2014, respectively, as compared to $1.7 million and $3.7 million recognized for the three and six months ended June 30, 2013, respectively. As of June 30, 2014, there was $10.2 million of total unrecognized compensation cost related to stock options, which is expected to be amortized over a weighted average period of 1.6 years.

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

	For the Six Months Ended June 30, 2014	For the Year Ended December 31, 2013
Risk free rates	1.65 - 2.03%	0.88-2.14%
Dividend yield	—%	—%
Expected volatility	78.23 - 79.99%	80.04 - 85.08%
Weighted average expected stock option life	5.57 years	5.81 years

The weighted average fair value at the date of grant for stock options granted is as follows:

Weighted average fair value per share	$7.33	$6.80
Total options granted	1,234,100	1,850,900
Total weighted average fair value of options granted	$9,045,953	$12,586,120
A summary of the stock options outstanding is as follows:

	Number of Options	Weighted Average Exercise Price
Balance outstanding at January 1, 2014	6,100,155	$6.12

Granted	1,234,100	$10.90
Canceled	(521,002)	$5.65
Exercised	(1,004,146)	$4.76
Balance outstanding at June 30, 2014	5,809,107	$7.41

Options exercisable at June 30, 2014	3,436,373	$5.48

The following table summarizes information about stock options outstanding at June 30, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 0.36-$2.00	141,000	4.5	$0.36	141,000	4.5	$0.36
$2.01-$4.00	1,509,207	3.3	$3.03	1,509,207	3.3	$3.03
$4.01-$6.00	250,000	6.8	$4.95	214,000	6.7	$4.95
$6.01-$8.00	712,000	6.7	$6.82	573,000	6.4	$6.72
$8.01-$10.00	1,569,500	8.2	$9.16	985,500	8.1	$9.30
$10.01-$12.00	1,354,400	9.4	$10.71	13,666	7.8	$10.11
$12.01-$13.31	273,000	9.5	$12.67	—	0.0	$0.00
	5,809,107	6.9	$7.41	3,436,373	5.5	$5.48

The aggregate intrinsic value of vested and exercisable options as of June 30, 2014 was $31.2 million. The aggregate intrinsic value of options vested and expected to vest as of June 30, 2014 was $40.5 million. The intrinsic value is based on the Company’s June 30, 2014 closing common stock price of $14.55. This amount would have been received by the option holders had all option holders exercised their options as of that date. The total grant date fair value of the shares vested during the six months ended June 30, 2014 was $6.1 million.

Restricted Stock and Restricted Stock Units

Total compensation expense related to restricted stock and restricted stock units (“RSUs”) of $2.8 million and $5.6 million was recognized for the three and six months ended June 30, 2014, respectively, as compared to $1.8 million and $3.5 million was recognized for the three and six months ended June 30, 2013, respectively. As of June 30, 2014, there was $14.2 million of total unrecognized compensation cost related to the restricted stock and the RSUs, which is expected to be amortized over a weighted average period of 2.0 years.

As of June 30, 2014, there were 1.3 million awarded and unvested performance based RSUs, 1.2 million RSU's that may be awarded subject to performance based metrics and 93,500 unvested restricted stock with a combined weighted average grant date fair value of $10.19 per share. The total fair value vested during the six months ended June 30, 2014 was $154,000. A summary of the restricted stock and RSUs outstanding is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock and RSU's at January 1, 2014	2,613,175	$10.18

Granted	—	—
Forfeited	(15,000)	9.29
Vested	(16,500)	9.31

Non-vested restricted stock and RSUs at June 30, 2014	2,581,675	$10.19

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
The performance-based restricted stock units and unexercised stock options are not participating securities, since these shares are not entitled to participate in dividends declared on common shares. The number of potentially dilutive shares attributable to the performance based restricted stock units is based on the number of shares, if any, which would be issuable at the end of the respective reporting period, assuming that date was the end of the performance measurement period. Please refer to Note 9 - Share Based Payments under the heading "Restricted Stock and Restricted Stock Units" for additional discussion.
The table below sets forth the computations of basic and diluted net income per share for the three and six months ended June 30, 2014 and 2013 (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Basic net income	$21,172	$44,250	$50,284	$63,694
Income allocable to participating securities	(6)	(6)	(14)	(9)
Diluted net income	$21,166	$44,244	$50,270	$63,685

Basic weighted average common shares outstanding	266,726,108	265,434,514	266,510,637	265,381,746
Effect of dilutive securities
Options to purchase common shares	5,718,107	4,348,767	5,590,107	4,529,767
Assumed treasury shares purchased	(3,216,825)	(2,522,963)	(3,082,804)	(2,672,983)
Unvested restricted stock units	1,168,252	645,853	1,030,060	613,150
Diluted weighted average common shares outstanding	270,395,642	267,906,171	270,048,000	267,851,680

Basic net income per share	$0.08	$0.17	$0.19	$0.24
Diluted net income per share	$0.08	$0.17	$0.19	$0.24
The following options and unvested restricted shares, which could be potentially dilutive in future periods, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Anti-dilutive shares	91,000	1,766,100	219,000	1,585,100

Note 11—Commitments and Contingencies
Lease Obligations
The Company leases office space in Denver, Colorado and Williston and Dickinson, North Dakota under separate operating lease agreements. The Denver, Colorado lease expires on October 31, 2016. The Williston and Dickinson, North Dakota leases expire on January 31, 2017 and December 31, 2014, respectively. Total rental commitments under non-cancelable leases for office space were $3.2 million at June 30, 2014. The future minimum lease payments under these non-cancelable leases are as follows: $700,000 in 2014, $1.3 million in 2015, $1.2 million in 2016, $0 in 2017, and $0 in 2018.
Drilling Rigs
As of June 30, 2014, the Company was subject to commitments on its drilling rigs. In the event of early termination under all of the contracts, the Company would be obligated to pay an aggregate amount of approximately $53.5 million as of June 30, 2014 as required under the varying terms of the contracts.
Guarantees of the Senior Notes
As of June 30, 2014, the Company had issued $800.0 million of 2019 Notes, $350.0 million of 2021 Notes, and $400.0 million of 2022 Notes, all of which are guaranteed on a senior unsecured basis by the Company's wholly-owned subsidiaries, Kodiak Oil & Gas (USA) Inc., Kodiak Williston, LLC and KOG Finance, LLC. Kodiak Oil & Gas Corp, as the parent company, has no independent assets or operations. The guarantees are full, unconditional, and joint and several. The Company's non-guarantor subsidiary, KOG Oil & Gas, ULC has de minimis operations.
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

Note 12—Whiting Petroleum Corporation Arrangement Agreement
On July 13, 2014, the Company entered into an Arrangement Agreement (the “Arrangement Agreement”), among the Company, Whiting Petroleum Corporation, a company organized under the laws of Delaware (“Whiting”) and 1007695 B.C. Ltd., a company organized under the laws of British Columbia, Canada and a wholly-owned subsidiary of Whiting (“Acquiror Canadian Sub”), pursuant to which Acquiror Canadian Sub will acquire all of the outstanding common shares, without par value per share, of the Company (the “Kodiak Common Shares”) and Acquiror Canadian Sub and the Company will amalgamate to form one corporate entity with the Company surviving the amalgamation as part of a plan of arrangement (the “Arrangement”).
Subject to the terms and conditions of the Arrangement Agreement, at the effective time of the Arrangement, each outstanding Kodiak Common Share, other than Kodiak Common Shares with respect to which dissent rights have been properly exercised and not withdrawn (the “Dissenting Shares”), will be exchanged for 0.177 of a share (the “Share Exchange Ratio”) of Whiting common stock, $0.001 par value per share (the “Whiting Common Stock”). Each outstanding stock option to purchase Kodiak Common Shares, restricted stock unit measured in relation to, or settleable in, Kodiak Common Shares and each award of restricted stock relating to Kodiak Common Shares, whether vested or unvested, will be assumed by Whiting and converted automatically at the effective time of the Arrangement into an option, restricted stock unit or restricted stock award, as the case may be, denominated in shares of Whiting Common Stock based on the Share Exchange Ratio and subject to terms and conditions substantially identical to those in effect at the effective time of the Arrangement.
The closing of the Arrangement is subject to satisfaction of certain conditions, including, among others: (i) approval of the Company’s and Whiting’s shareholders; (ii) approval by the Supreme Court of British Columbia (the “Applicable Court”); (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); (iv) the accuracy of representations and warranties of, and compliance with covenants by, the other party; and (v) no more than 5% of the shares of Kodiak Common Shares being Dissenting Shares. The closing of the Arrangement is expected to be completed in the fourth quarter of 2014.
The Company and Whiting have made customary representations, warranties and covenants in the Arrangement Agreement, including, among other things, covenants (i) with respect to the conduct of their respective businesses during the interim period between the execution of the Arrangement Agreement and consummation of the Arrangement and (ii) prohibiting each of the Company and Whiting from soliciting alternative acquisition proposals and providing information to or engaging in discussions with third-parties, except in the limited circumstances as provided in the Arrangement Agreement.
The Arrangement Agreement contains certain termination rights for both the Company and Whiting including, but not limited to, in the event that (i) the Arrangement has not been consummated on or prior to the date that is 180 days after the date of the Arrangement Agreement (subject to an automatic extension of up to 60 additional days to satisfy the conditions related to the expiration or termination of the waiting period under the HSR Act); (ii) the other party materially breaches its representations or covenants and such breach is not, or is not capable of being, cured within 30 days of notice; (iii) the Applicable Court fails to approve the Arrangement, (iv) the Company’s or Whiting’s shareholders fail to approve the Arrangement; or (v) the other party’s board of directors makes an Adverse Recommendation Change (as defined in the Arrangement Agreement), or fails to reaffirm its recommendation following receipt of an acquisition proposal. In addition, prior to obtaining shareholder approval of the Arrangement and subject to the payment of a termination fee, the Company and Whiting each may terminate the Arrangement Agreement in order to enter into an agreement for a Superior Proposal (as defined in the Arrangement Agreement). Upon termination of the Arrangement Agreement, under specified circumstances (including in connection with an Adverse Recommendation Change or a Superior Proposal), either the Company or Whiting will be obligated to pay to the other party a termination fee of $130.0 million and reimburse up to $10.0 million of the other party’s expenses. If the Arrangement Agreement is terminated because a party’s shareholders do not approve the transaction, such party will be obligated to reimburse up to $10.0 million of the other party’s expenses. The Company will incur transaction costs in order to complete the Arrangement Agreement, which may be substantial.
Whiting will take all necessary corporate action to appoint Lynn A. Peterson, the President and Chief Executive Officer and a director of the Company, and James E. Catlin, the Executive Vice President of Business Development and a director of the Company, to the Board of Directors of Whiting as of the effective time of the Arrangement.

Subsequent to the announcement of the Arrangement, four putative shareholder direct and derivative class actions were filed in the United States District Court for the District of Colorado alleging breaches of fiduciary duties by the individual members of the Company's Board of Directors. Those cases are captioned as: (i) Quigley et al. v. Whiting Petroleum Corporation et al., No. 1:14-cv-02023-BNB, filed on July 22, 2014; (ii) Fioravanti et al. v. Krysiak et al., No. 1:14-cv-02037 filed on July 23, 2014; (iii) Wilkinson v. Whiting Petroleum Corporation et al., No. 1:14cv2074 filed on July 25, 2014; and (iv) Goldsmith v. Krysiak et al., No. 1:14cv2098 filed on July 29, 2014. These lawsuits complain about the price offered in the Arrangement and the process followed by the Company's Board of Directors and generally seek, among other things, injunctive relief prohibiting the Company and Whiting from consummating the Arrangement, an order rescinding the Arrangement Agreement and reimbursement of unspecified costs, including attorneys’ and experts’ fees and other relief. The derivative claims seek a recovery on behalf of the Company. The Company is unable to estimate a possible loss, or range of possible loss, if any, related to these lawsuits at this time. The Company believes that the claims relating to the Arrangement are without merit, does not believe that a proper demand has been made with respect to the derivative claims, and intends to defend such actions vigorously.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The information discussed in this quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, increases in oil and gas production, the number of anticipated wells to be drilled or completed after the date hereof, future cash flows and borrowings, our financial position, business strategy, consummation of the proposed Arrangement and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those detailed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K and under Item 1A "Risk Factors" of this quarterly report on Form 10-Q. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Whiting Petroleum Corporation Arrangement Agreement

On July 13, 2014, we entered into the Arrangement Agreement, among Kodiak, Whiting and Acquiror Canadian Sub, pursuant to which Acquiror Canadian Sub will acquire all of the outstanding Kodiak Common Shares and Acquiror Canadian Sub and Kodiak will amalgamate to form one corporate entity with Kodiak surviving the amalgamation as part of a plan of arrangement.

Subject to the terms and conditions of the Arrangement Agreement, at the effective time of the Arrangement, each outstanding Kodiak Common Share, other than Dissenting Shares, will be exchanged for the Share Exchange Ratio of 0.177 of a share of Whiting Common Stock. Each outstanding stock option to purchase Kodiak Common Shares, restricted stock unit measured in relation to, or settleable in, Kodiak Common Shares and each award of restricted stock relating to Kodiak Common Shares, whether vested or unvested, will be assumed by Whiting and converted automatically at the effective time of the Arrangement into an option, restricted stock unit or restricted stock award, as the case may be, denominated in shares of Whiting Common Stock based on the Share Exchange Ratio and subject to terms and conditions substantially identical to those in effect at the effective time of the Arrangement.
The closing of the Arrangement is subject to satisfaction of certain conditions, including, among others: (i) approval of the Kodiak's and Whiting’s shareholders; (ii) approval by the Supreme Court of British Columbia; (iii) the expiration or termination of the waiting period under the HSR Act; (iv) the accuracy of representations and warranties of, and compliance with covenants by, the other party; and (v) no more than 5% of the shares of Kodiak Common Shares being Dissenting Shares. The closing of the Arrangement is expected to be completed in the fourth quarter of 2014.
Kodiak and Whiting have made customary representations, warranties and covenants in the Arrangement Agreement, including, among other things, covenants (i) with respect to the conduct of their respective businesses during the interim period between the execution of the Arrangement Agreement and consummation of the Arrangement and (ii) prohibiting each of the Kodiak and Whiting from soliciting alternative acquisition proposals and providing information to or engaging in discussions with third-parties, except in the limited circumstances as provided in the Arrangement Agreement.

The Arrangement Agreement contains certain termination rights for both Kodiak and Whiting including, but not limited to, in the event that (i) the Arrangement has not been consummated on or prior to the date that is 180 days after the date of the Arrangement Agreement (subject to an automatic extension of up to 60 additional days to satisfy the conditions related to the expiration or termination of the waiting period under the HSR Act); (ii) the other party materially breaches its representations or covenants and such breach is not, or is not capable of being, cured within 30 days of notice; (iii) the Applicable Court fails to approve the Arrangement, (iv) the Kodiak's or Whiting’s shareholders fail to approve the Arrangement; or (v) the other party’s board of directors makes an Adverse Recommendation Change (as defined in the Arrangement Agreement), or fails to reaffirm its recommendation following receipt of an acquisition proposal. In addition, prior to obtaining shareholder approval of the Arrangement and subject to the payment of a termination fee, Kodiak and Whiting each may terminate the Arrangement Agreement in order to enter into an agreement for a Superior Proposal (as defined in the Arrangement Agreement). Upon termination of the Arrangement Agreement, under specified circumstances (including in connection with an Adverse Recommendation Change or a Superior Proposal), either Kodiak or Whiting will be obligated to pay to the other party a termination fee of $130.0 million and reimburse up to $10.0 million of the other party’s expenses. If the Arrangement Agreement is terminated because a party’s shareholders do not approve the transaction, such party will be obligated to reimburse up to $10.0 million of the other party’s expenses. Kodiak will incur transaction costs in order to complete the Arrangement Agreement, which may be substantial.
Whiting will take all necessary corporate action to appoint Lynn A. Peterson, the President and Chief Executive Officer and a director of Kodiak, and James E. Catlin, the Executive Vice President of Business Development and a director of Kodiak, to the Board of Directors of Whiting as of the effective time of the Arrangement.
Subsequent to the announcement of the Arrangement, four putative shareholder direct and derivative class actions were filed in the United States District Court for the District of Colorado alleging breaches of fiduciary duties by the individual members of our Board of Directors. Those cases are captioned as: (i) Quigley et al. v. Whiting Petroleum Corporation et al., No. 1:14-cv-02023-BNB, filed on July 22, 2014; (ii) Fioravanti et al. v. Krysiak et al., No. 1:14-cv-02037 filed on July 23, 2014 ; (iii) Wilkinson v. Whiting Petroleum Corporation et al., No. 1:14cv2074 filed on July 25, 2014; and (iv) Goldsmith v. Krysiak et al., No. 1:14cv2098 filed on July 29, 2014. These lawsuits complain about the price offered in the Arrangement and the process followed by our Board of Directors and generally seek, among other things, injunctive relief prohibiting us and Whiting from consummating the Arrangement, an order rescinding the Arrangement Agreement and reimbursement of unspecified costs, including attorneys’ and experts’ fees and other relief. The derivative claims seek a recovery on behalf of Kodiak. We are unable to estimate a possible loss, or range of possible loss, if any, related to these lawsuits at this time. We believe that the claims relating to the Arrangement are without merit, we do not believe that a proper demand has been made with respect to the derivative claims, and we intend to defend such actions vigorously.

If the Arrangement is consummated, the future strategy of Kodiak will be determined by Whiting's board of directors and management. As a result, Item 2 of this Form 10-Q addresses Kodiak's current strategy, which would be subject to change following the consummation of the Arrangement.

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

Our oil and natural gas reserves and operations are primarily concentrated in the Williston Basin of North Dakota, where the principal target of drilling is the Bakken shale hydrocarbon system highlighted by production from the Middle Bakken member, located between two Bakken shales that serve as the source rock, and the Three Forks Formation, positioned immediately below the lower Bakken shale. As of June 30, 2014, we owned an interest in approximately 309,000 gross (170,000 net) acres in the Williston Basin and have an interest in 690 gross (273.9 net) producing wells in the Williston Basin.

Recent Developments
Operational Update

During the second quarter of 2014, we operated seven drilling rigs. In July 2014, we released two drilling rigs upon their contract termination. These drilling rigs will be replaced by two new, more efficient, drilling rigs, currently under contract. We expect one of the new drilling rigs to commence operations during the third quarter of 2014 and the second to commence operations in the fourth quarter of 2014. We will monitor our progress throughout the year and adjust our plans accordingly, based on crude oil pricing and service costs. We have a staggered rig termination schedule allowing us to adjust our rig count to align with our cash flow and capital expenditure projections.

We continue to test downspacing in an effort to determine optimum well bore density for our Bakken acreage. Initially in 2013, we tested a twelve-well pilot program where well bore spacing was approximately 850 feet within the Middle Bakken and Three Forks. We are underway with our new pilot program where well bore spacing was tightened to approximately 600 - 650 feet within the two formations, which allows for the drilling of up to sixteen wells within a 1,280-acre drilling and spacing unit ("DSU"). We are still in the early stages of this work and should have all of the wells completed during the current year. While we are encouraged by initial results we have not conclusively determined the long term impact on estimated ultimate recoveries.

We continue to experience increased drilling and completion efficiencies, which has lowered our average well costs for the first half of 2014 as compared to 2013. During 2014, our operated rigs are expected to be drilling on multi-well pads of up to six wells per pad, which should deliver additional efficiency gains and reduce well costs.

The following table summarizes the wells spud and completed during the three and six months ended June 30, 2014:

	For the Three Months Ended June 30, 2014
	Spud		Completed
	Gross	Net	Gross	Net
Operated wells	23	16.5	25	19.9
Non-operated wells	28	2.3	36	3.5
	51	18.8	61	23.4

	For the Six Months Ended June 30, 2014
	Spud		Completed
	Gross	Net	Gross	Net
Operated wells	48	35.5	45	35.1
Non-operated wells	55	5.4	62	7.3
	103	40.9	107	42.4

Liquidity and Capital Resources
2014 Capital Expenditures Budget

Our 2014 capital expenditures budget is subject to various factors, including market conditions, oil field services and equipment availability, commodity prices and drilling results. The following table summarizes our 2014 capital expenditures budget and our actual capital expenditures, including accruals, for the six months ended June 30, 2014 (in millions):

		Six Months Ended
	Annual	June 30, 2014
	2014 Budget	Actual
Capital Expenditures
Drilling and completion costs	$890.0	$433.0
Infrastructure and leasehold acquisitions	50.0	8.1
Total capital expenditures	$940.0	$441.1

Divestitures
Proved and unproved oil and gas properties		$(70.8)

Non-Cash Capitalized Costs
Asset retirement obligations		$2.1
Capitalized interest		16.0

Total capitalized costs, net of divestitures		$388.4
For the six months ended June 30, 2014, we incurred capital expenditures of $441.1 million related to our oil field operations to complete 42.4 net wells.  Our average well costs continue to decline in the Williston Basin. Our operated completed well costs averaged approximately $9.5 million for the three months ended June 30, 2014 as compared to $10.3 million for the same period in 2013, with our current cost estimates below $9.0 million. The declining well costs result from a combination of field efficiency gains and the reduction of third party oil field service costs.

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

Credit facility. As of June 30, 2014, our maximum credit available under the credit facility was $1.5 billion with a borrowing base and aggregate commitments of $1.35 billion. As of June 30, 2014, we had available borrowings under the credit facility of $575.0 million. In April 2014, we completed our semi-annual redetermination which affirmed the borrowing base and aggregate commitments of $1.35 billion.

As of the date of this filing, we have $820.0 million outstanding under this credit facility, with available borrowings of $530.0 million. The ability to maintain and increase this facility and borrow additional funds is dependent on a number of variables, including our proved reserves, and assumptions regarding the price at which oil and natural gas can be sold. Further, we expect that our borrowing base will increase with the addition of proved properties resulting from our ongoing drilling and completion activities. We are subject to restrictive covenants under the credit facility. For further details on our credit facility, please refer to Note 4 - Long-Term Debt under Item 1 in this Quarterly Report.

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

For further discussion regarding our Senior Notes, please refer to Note 4 - Long-Term Debt under Item 1 in this Quarterly Report.

Working Capital

The measure of working capital is less meaningful to understanding our financial position because of the availability of our borrowing base (as described above in "Credit facility") which was $1.35 billion at June 30, 2014, of which $575.0 million was available to us. As part of our cash management strategy, we frequently use available funds to reduce any balance on our credit facility. Because of this, we generally maintain low cash and cash equivalent balances. Additionally, since our principal source of operating cash flows (proved reserves to be produced in future years) is not considered working capital, we often have negative working capital. Our working capital was a deficit of $77.9 million at June 30, 2014, as compared to a deficit of $61.1 million at December 31, 2013.

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

Cash Flow Analysis

The following is a summary of our change in cash and cash equivalents for the six months ended June 30, 2014 and 2013 (in thousands):

	For the Six Months Ended June 30,		Period to period change
	2014	2013

Net cash provided by operating activities	$346,600	$232,904	$113,696
Net cash used in investing activities	(403,600)	(580,630)	177,030
Net cash provided by financing activities	68,140	337,738	(269,598)
Increase (decrease) in cash and cash equivalents	$11,140	$(9,988)	$21,128

Net cash provided by operating activities. The key component of our net cash provided by operating activities is the revenue derived from our crude oil sales and the crude oil prices received for those sales. For the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, our net cash provided by operating activities increased by $113.7 million, primarily due to the increase in crude oil sales volumes of approximately 2.2 million barrels. Our revenues are directly affected by oil and natural gas commodity prices, which can fluctuate dramatically. The commodity prices are largely beyond our control and are difficult to predict. We have seen significant volatility in oil and natural gas prices in recent years. As such, we utilize derivative instruments, as further discussed under the heading "Operating Results" below, to partially mitigate the impact of decreases in crude oil prices.
Net cash used in investing activities. For the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, our net cash used in investing activities decreased by $177.0 million. This decrease was primarily attributed to the proceeds from divestitures of oil and gas properties in the amounts of $70.8 million in the six months ended June 30, 2014. Additionally, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, our capital expenditures decreased by $48.9 million related to drilling and completions activities. This decrease is primarily due to ongoing cost reduction on a per well basis. During the second quarter of 2013, $51.0 million was placed into escrow related to the acquisition completed in July 2013, which also contributed to the decrease in investing activities.

Net cash provided by financing activities. For the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, our net cash provided by financing activities decreased by $269.6 million. This decrease was primarily the result of the $343.1 million in net proceeds received from our 2021 Notes offering during the six months ended June 30, 2013. All of the net proceeds from the 2021 Notes issued in the first quarter of 2013 were used to repay borrowings on our credit facility. Additionally, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, our net repayments under our credit facility decreased by $71.0 million.

Our Properties

Williston Basin (170,000 net acres)

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

Our Leasehold

As of June 30, 2014, we had several hundred lease agreements representing approximately 340,000 gross and 180,000 net acres primarily in the Williston and Green River Basins. The following table sets forth our gross and net acres of developed and undeveloped oil and natural gas leases:

	Undeveloped Acreage (1)		Developed Acreage (2)		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Williston Basin
North Dakota	103,354	52,172	205,943	118,183	309,297	170,355
Green River Basin
Wyoming	14,589	4,009	9,009	1,799	23,598	5,808
Colorado	5,445	3,067	1,252	1,252	6,697	4,319

Acreage Totals	123,388	59,248	216,204	121,234	339,592	180,482

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

	Expiring Acreage
Year Ending	Gross	Net
December 31, 2014	5,456	2,741
December 31, 2015	7,751	6,201
December 31, 2016	3,045	2,155
December 31, 2017	5,079	4,854
Total	21,331	15,951

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Sales Volume:
Oil (MBbl)	3,030	1,838	5,707	3,554
Gas (MMcf)	2,716	1,641	5,026	3,061
Sales volumes (MBOE) (1)	3,483	2,112	6,545	4,065

Average Daily Sales Volumes:
Oil (MBbls/day)	33.3	20.2	31.5	19.6
Gas (MMcf/day)	29.8	18.0	27.8	16.9
Sales volumes (MBOE/day) (1)	38.3	23.2	36.2	22.5

(1)	We convert Mcf of gas equivalent to oil at a ratio of six Mcf of gas (including gas liquids) to one Bbl of oil.
Sales prices received, and costs incurred, presented on a per BOE basis, for the three and six months ended June 30, 2014 and 2013 are summarized in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Sales Price:
Oil ($/Bbls)	$91.72	$88.88	$90.26	$89.81
Gas ($/Mcf) (1)	$8.15	$6.16	$8.34	$6.31
BOE ($/BOE)	$86.15	$82.15	$85.11	$83.29

Commodity Price Risk Management Activities ($/Sales BOE):
Settlements on commodity derivative instruments	$(6.46)	$0.83	$(5.28)	$0.79

Production Costs ($/Sales BOE):
Lease operating expenses	$9.29	$6.33	$8.42	$6.61
Production taxes	$9.07	$8.77	$9.01	$8.92
Gathering, transportation, marketing	$2.35	$2.67	$2.31	$2.56
DD&A	$28.44	$29.56	$28.83	$29.47
G&A	$3.68	$4.89	$4.08	$5.08
Stock‑based compensation	$1.47	$1.66	$1.56	$1.78

(1)	Average gas price received at the wellhead includes proceeds from natural gas liquids under percentage of proceeds contracts.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Oil sales revenues. Oil sales revenues increased by $114.5 million to $277.9 million for the three months ended June 30, 2014 as compared to oil sales of $163.4 million for the same period in 2013. Our oil sales volume increased 65% to 3,030 thousand barrels (“MBbls”) in the second quarter of 2014 as compared to 1,838 MBbls in the second quarter of 2013. In the second quarter of 2014, our crude oil sales averaged 33.3 MBbls per day. The volume increase is due to the development of our Bakken properties as well as our acquisition in July 2013. Of the 1,192 MBbls increase in oil sales volume, 350 MBbls is related to the increase in production from producing wells acquired in the July 2013 acquisition and 842 MBbls is attributed to our ongoing development of our properties and undeveloped acreage prior to this acquisition. The average price we realized on the sale of our oil increased from $88.88 per barrel sold in the second quarter of 2013 to $91.72 per barrel sold in the second quarter of 2014. Overall, 95.4% of the increase in oil sales revenue was attributed to increased volumes and 4.6% was attributed to the increase in crude oil prices received.
Natural gas sales revenues. Natural gas revenues increased by $12.0 million to $22.1 million for the three months ended June 30, 2014 as compared to natural gas revenues of $10.1 million for the same period in 2013. Natural gas sales volumes increased by 66% to 2,716 million cubic feet ("MMcf") for the three months ended June 30, 2014 as compared to 1,641 MMcf in the second quarter of 2013. In the second quarter of 2014, our natural gas sales averaged 29.8 MMcf per day. The average price we realized on the sale of our natural gas was $8.15 per Mcf in the second quarter of 2014 compared to $6.16 per Mcf in the second quarter of 2013. Overall, 72.8% of the increase in natural gas sales revenue was attributed to increased sales volumes and 27.2% was attributed to the increase in natural gas prices received. The volume increase is due to the development of our Bakken properties as well as our acquisition in July 2013. Of the 1,075 MMcf increase in natural gas sales volume, 170 MMcf is related to the increase in production from producing wells acquired in the July 2013 acquisition and 905 MMcf is attributed to our ongoing development of our properties and undeveloped acreage prior to this acquisition. Although gas from certain wells continues to be flared, we have connected the majority of our wells to gas pipelines which allowed us to capture the related sales revenue. As these third-parties expand their processing capacity, we expect additional gas volumes to be gathered, processed and sold.
Oil and gas production expense. Our oil and gas production expense increased by $34.6 million to $72.2 million for the three months ended June 30, 2014, from $37.5 million for the three months ended June 30, 2013. The increase is due to a $13.1 million increase in production taxes, a $19.0 million increase in lease operating expenses (“LOE”), and a $2.6 million increase in gathering, transportation and marketing expenses ("GTM").
The production tax increase is attributable to increased revenue as it is calculated as a fixed percentage of sales revenue. On a per unit basis, production taxes increased from $8.77 per barrel sold in the second quarter of 2013 to $9.07 per barrel sold in the second quarter of 2014. This increase is the result of the increase in the crude oil and natural gas prices received in the second quarter of 2014 as compared to the second quarter of 2013. Production taxes as a percentage of sales revenue was 10.5% for the three months ended June 30, 2014 as compared to 10.7% for the three months ended June 30, 2013.
On a per unit basis, LOE increased from $6.33 per barrel sold in the second quarter of 2013 to $9.29 per barrel sold in the second quarter of 2014. We have continued to experience an incremental increase in our LOE.  The increase is primarily a result of continuing costs for winterization work and increased workover expenses, including but not limited to the installation of new, more effective pumps.  Additionally, as our portfolio of producing wells age, our LOE per barrel sold has increased as the production on our older wells has declined, yet we continue to incur ongoing fixed costs to operate these wells.  We have experienced an even larger incremental per barrel increase in LOE from our non-operated properties.
On a per unit basis, GTM decreased from $2.67 per barrel sold in the second quarter of 2013 to $2.35 per barrel sold in the second quarter of 2014. GTM on a per BOE basis will vary depending on the transportation used and the rates charged by the carrier and natural gas sales volumes as a percentage of total sales volumes.
Depletion, depreciation, amortization and abandonment liability accretion (“DD&A”) expense. Our DD&A increased $36.7 million to $99.1 million for the three months ended June 30, 2014, from $62.4 million for the three months ended June 30, 2013. This increase is due to more production volumes being sold in the second quarter of 2014 as sales volumes increased by approximately 1,371 MBOE. On a per unit basis, DD&A decreased from $29.56 per BOE in the second quarter of 2013 to $28.44 per BOE in the second quarter of 2014.

General and administrative (“G&A”) expense. G&A expense increased by $2.5 million to $12.8 million for the three months ended June 30, 2014, from $10.3 million for the same period in 2013. Total employees have increased to 226 at June 30, 2014, from 134 at June 30, 2013. On a per unit basis, G&A decreased from $4.89 per barrel sold in the second quarter of 2013 to $3.68 per barrel sold in the second quarter of 2014. The decrease is primarily due to our increase in sales volumes from our ongoing Bakken development program.
Our G&A expense includes the non-cash expense for stock‑based compensation for stock options and share grants under our 2007 Stock Incentive Plan. For the three months ended June 30, 2014, this expense was $5.1 million as compared to $3.5 million for the same period in 2013.
Operating income. Our operating income was approximately $116.0 million for the three months ended June 30, 2014 as compared to approximately $63.2 million for the three months ended June 30, 2013. This 84% increase in operating income is attributed to our on-going successful completions of wells and resulting increase in sales volumes in our Bakken play, and to a lesser extent, our acquisition in July 2013.
Gain (loss) on commodity price risk management activities. Primarily due to the increase in NYMEX crude oil futures prices at June 30, 2014 as compared to March 31, 2014, we incurred a net loss on our price risk management activities of $56.3 million for the three months ended June 30, 2014 as compared to a net gain of $22.7 million for the three months ended June 30, 2013. This loss is a result of our hedging program used to mitigate our exposure to commodity price fluctuations. Included in the net loss on our commodity price risk management activities were cash settlements we incurred on our commodity derivative instruments of approximately $22.5 million for transactions that were settled during the second quarter of 2014. The fair value of the open commodity derivative instruments will continue to change in value until the transactions are settled and we will likely add to our hedging program. Therefore, we expect our net income to reflect the volatility of commodity price forward markets. Our cash flows will only be affected upon settlement of the transactions at the current market prices at that time.
Interest income (expense), net. For the three months ended June 30, 2014, we recognized interest expense of approximately $25.6 million as compared to $15.8 million for the three months ended June 30, 2013.
We incurred interest expense for the three months ended June 30, 2014 and 2013 of approximately $31.8 million and $22.4 million, respectively, related to the credit facility and our Senior Notes. Included in interest expense for the three months ended June 30, 2014 and 2013 was the amortization of deferred financing costs and bond premium of $1.4 million and $828,000, respectively. For the three months ended June 30, 2014 and 2013, we capitalized interest costs of $7.6 million and $7.4 million, respectively.
Income tax expense. For the three months ended June 30, 2014, we recognized income tax expense of approximately $12.2 million as compared to $26.1 million for the three months ended June 30, 2013. The effective income tax rate for the three months ended June 30, 2014 was 36.6% as compared to 37.1% for the same period in 2013. The effective income tax rate differed for the three months ended June 30, 2014 and 2013 primarily due to state income taxes, estimated permanent differences and changes in the valuation allowance.
Net income. Our net income was approximately $21.2 million for the three months ended June 30, 2014 as compared to $44.3 million for the three months ended June 30, 2013. Our net income was positively impacted by an increase in operating income of $52.8 million, and to a lesser extent, a decrease in income tax expense of $13.9 million. Our overall decrease in net income of $23.1 million for the three months ended June 30, 2014 as compared to the same period in 2013 was primarily the result of an increase in net loss recognized on our commodity price risk management activities of $79.0 million, and to a lesser extent, an increase in interest expense of $9.8 million.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Oil sales revenues. Oil sales revenues increased by $195.9 million to $515.1 million for the six months ended June 30, 2014 as compared to oil sales of $319.2 million for the same period in 2013. Our oil sales volume increased 61% to 5,707 MBbls in the first half of 2014 as compared to 3,554 MBbls in the first half of 2013. In the first half of 2014, our crude oil sales averaged 31.5 MBbls per day. The volume increase is due to the development of our Bakken properties as well as our acquisition in July 2013. Of the 2,153 MBbls increase in oil sales volume, 680 MBbls is related to the increase in production from producing wells acquired in the July 2013 acquisition and 1,473 MBbls is attributed to our ongoing development of our properties and undeveloped acreage prior to this acquisition. The average price we realized on the sale of our oil increased from $89.81 per barrel sold in the first half of 2013 to $90.26 per barrel sold in the first half of 2014. Overall, 99.2% of the increase in oil sales revenue was attributed to increased volumes and 0.8% was attributed to the increase in crude oil prices received.
Natural gas sales revenues. Natural gas revenues increased by $22.6 million to $41.9 million for the six months ended June 30, 2014 as compared to natural gas revenues of $19.3 million for the same period in 2013. Natural gas sales volumes increased by 64% to 5,026 MMcf for the six months ended June 30, 2014 as compared to 3,061 MMcf in the first half of 2013. In the first half of 2014, our natural gas sales averaged 27.8 MMcf per day. The average price we realized on the sale of our natural gas was $8.34 per Mcf in the first half of 2014 compared to $6.31 per Mcf in the first half of 2013. Overall, 72.5% of the increase in natural gas sales revenue was attributed to increased sales volumes and 27.5% was attributed to the increase in natural gas prices received. The volume increase is due to the development of our Bakken properties as well as our acquisition in July 2013. Of the 1,965 MMcf increase in natural gas sales volume, 275 MMcf is related to the increase in production from producing wells acquired in the July 2013 acquisition and 1,690 MMcf is attributed to our ongoing development of our properties and undeveloped acreage prior to this acquisition. Although gas from certain wells continues to be flared, we have connected the majority of our wells to gas pipelines which allowed us to capture the related sales revenue. As these third-parties expand their processing capacity, we expect additional gas volumes to be gathered, processed and sold.
Oil and gas production expense. Our oil and gas production expense increased by $55.7 million to $129.2 million for the six months ended June 30, 2014, from $73.5 million for the six months ended June 30, 2013. The increase is due to a $22.7 million increase in production taxes, a $28.2 million increase in LOE, and a $4.7 million increase in GTM.
The production tax increase is attributable to increased revenue as it is calculated as a fixed percentage of sales revenue. On a per unit basis, production taxes increased from $8.92 per barrel sold in the first half of 2013 to $9.01 per barrel sold in the first half of 2014. This increase is the result of the increase in the crude oil and natural gas prices received in the first half of 2014 as compared to the first half of 2013. Production taxes as a percentage of sales revenue was 10.6% for the six months ended June 30, 2014 as compared to 10.7% for the first half of 2013.
On a per unit basis, LOE increased from $6.61 per barrel sold in the first half of 2013 to $8.42 per barrel sold in the first half of 2014. We have continued to experience an incremental increase in our LOE.  The increase is primarily a result of continuing costs for winterization work and increased workover expenses, including but not limited to the installation of new, more effective pumps.  Additionally, as our portfolio of producing wells age, our LOE per barrel sold has increased as the production on our older wells has declined, yet we continue to incur ongoing fixed costs to operate these wells.  We have experienced an even larger incremental per barrel increase in LOE from our non-operated properties.
On a per unit basis, GTM decreased from $2.56 per barrel sold in the first half of 2013 to $2.31 per barrel sold in the first half of 2014. GTM on a per BOE basis will vary depending on the transportation used and the rates charged by the carrier and natural gas sales volumes as a percentage of total sales volumes.
Depletion, depreciation, amortization and abandonment liability accretion expense. Our DD&A increased $68.9 million to $188.7 million for the six months ended June 30, 2014, from $119.8 million for the six months ended June 30, 2013. This increase is due to more production volumes being sold in the first half of 2014 as sales increased by approximately 2,480 MBOE. On a per unit basis, DD&A decreased from $29.47 per BOE in the first half of 2013 to $28.83 per BOE in the first half of 2014.

General and administrative expense. G&A expense increased by $6.1 million to $26.7 million for the six months ended June 30, 2014, from $20.6 million for the same period in 2013. Total employees have increased to 226 at June 30, 2014, from 134 at June 30, 2013. On a per unit basis, G&A decreased from $5.08 per barrel sold in the first half of 2013 to $4.08 per barrel sold in the first half of 2014. The decrease is primarily due to our increase in sales volumes from our ongoing Bakken development program.
Our G&A expense includes the non-cash expense for stock‑based compensation for stock options and share grants under our 2007 Stock Incentive Plan. For the six months ended June 30, 2014, this expense was $10.2 million as compared to $7.2 million for the same period in 2013.
Operating income. Our operating income was approximately $212.4 million for the six months ended June 30, 2014 as compared to approximately $124.6 million for the six months ended June 30, 2013. This 71% increase in operating income is attributed to our on-going successful completions of wells and resulting increase in sales volumes in our Bakken play, and to a lesser extent, our acquisition in July 2013.
Gain (loss) on commodity price risk management activities. Primarily due to the increase in NYMEX crude oil futures prices at June 30, 2014 as compared to December 31, 2013, we incurred a net loss on our price risk management activities of $81.1 million for the six months ended June 30, 2014 as compared to a net gain of $6.9 million for the six months ended June 30, 2013. This loss is a result of our hedging program used to mitigate our exposure to commodity price fluctuations. Included in the net loss on our commodity price risk management activities were cash settlements we incurred on our commodity derivative instruments of approximately $34.6 million for transactions that were settled during the first half of 2014. The fair value of the open commodity derivative instruments will continue to change in value until the transactions are settled and we will likely add to our hedging program. Therefore, we expect our net income to reflect the volatility of commodity price forward markets. Our cash flows will only be affected upon settlement of the transactions at the current market prices at that time.
Interest income (expense), net. For the six months ended June 30, 2014, we recognized interest expense of approximately $50.1 million as compared to $29.6 million for the six months ended June 30, 2013.
We incurred interest expense for the six months ended June 30, 2014 and 2013 of approximately $63.4 million and $43.8 million, respectively, related to the credit facility and our Senior Notes. Included in interest expense for the six months ended June 30, 2014 and 2013 was the amortization of deferred financing costs and bond premium of $2.8 million and $1.7 million, respectively. For the six months ended June 30, 2014 and 2013, we capitalized interest costs of $16.0 million and $15.9 million, respectively.
Income tax expense. For the six months ended June 30, 2014, we recognized income tax expense of approximately $31.0 million as compared to $38.9 million for the six months ended June 30, 2013. The effective income tax rate for the six months ended June 30, 2014 was 38.1% as compared to 37.9% for the same period in 2013. The effective income tax rate differed for the six months ended June 30, 2014 and 2013 primarily due to state income taxes, estimated permanent differences and changes in the valuation allowance.
Net income. Our net income was approximately $50.3 million for the six months ended June 30, 2014 as compared to $63.7 million for the six months ended June 30, 2013. Our net income was positively impacted by an increase in operating income of $87.9 million, and to a lesser extent, a decrease in income tax expense of $7.9 million. Our overall decrease in net income of $13.4 million for six months ended June 30, 2014 as compared to the same period in 2013 was primarily the result of an increase in net loss recognized on our commodity price risk management activities of $88.0 million, and to a lesser extent, an increase in interest expense of $20.5 million.

Commitments and Contingencies

For a discussion of our commitments and contingencies, please refer to Note 11 - Commitments and Contingencies under item 1 in this Quarterly Report, which is incorporated herein by reference.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet arrangements, as such term is defined in Item 303(a)(4)(ii) of Regulation S-K, at June 30, 2014 and December 31, 2013.

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Certain of the Company’s accounting policies are considered critical, as these policies are the most important to the depiction of the Company’s financial statements and require significant, difficult, or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. A summary of the Company’s significant accounting policies is included in Note 2 - Basis of Presentation and Significant Accounting Policies to the Company’s consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2013, as well as in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in such Form 10-K. There have been no significant changes in the Company’s application of its critical accounting policies during the first six months of 2014.

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

The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. Our wholly-owned subsidiary, Kodiak Oil & Gas (USA) Inc., is currently a party to derivative contracts with eleven counterparties, and the Company is a guarantor of Kodiak Oil & Gas (USA) Inc. We have netting arrangements with the counterparties that provide for the offset of payables against receivables from separate derivative arrangements with the counterparties in the event of contract termination. Although the instruments are valued using indices published by established exchanges, the instruments are traded directly with the counterparties. The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement.

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

The Company’s commodity derivative contracts as of June 30, 2014 are summarized below:

Collars	Basis (1)	Quantity (Bbl/d)	Strike Price ($/Bbl)
Jul 1, 2014 - Dec 31, 2015	NYMEX	300 - 350	$85.00 - $102.75

Swaps	Basis (1)	Average Quantity (Bbl/d)	Average Swap Price ($/Bbl)
Jul 1, 2014 - Dec 31, 2014 Total	NYMEX	25,800	$93.41
Jan 1, 2015 - Jun 30, 2015 Total	NYMEX	7,796	$93.08
Jul 1, 2015 - Dec 31, 2015 Total	NYMEX	3,291	$91.17

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

Interest Rate Risk

At June 30, 2014, we had $800.0 million outstanding under our 2019 Notes due December 1, 2019 at a fixed interest rate of 8.125%, $350.0 million outstanding under our 2021 Notes due January 15, 2021 at a fixed interest rate of 5.50% and $400.0 million outstanding under our 2022 Notes due February 1, 2022 at a fixed interest rate of 5.50%.

In addition, as of June 30, 2014, we had (i) $1.35 billion available to us under our credit facility, of which, $775.0 million was drawn at June 30, 2014. The credit facility bears interest at variable rates. Assuming we had the maximum amount outstanding at June 30, 2014 under our credit facility of $1.35 billion, a 1.0% increase in interest rates would result in additional annualized interest expense of $13.5 million.

For a detailed discussion of the foregoing credit arrangements, including a discussion of the applicable interest rates, please refer to Note 4 - Long-Term Debt under Item 1 in this Quarterly Report.

ITEM 4. CONTROLS AND PROCEDURES
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2014. On the basis of this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Exchange Act) during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Four putative shareholder direct and derivative class actions were filed in the United States District Court for the District of Colorado alleging breaches of fiduciary duties by the individual members of our Board of Directors. Those cases are captioned as: (i) Quigley et al. v. Whiting Petroleum Corporation et al., No. 1:14-cv-02023-BNB, filed on July 22, 2014; (ii) Fioravanti et al. v. Krysiak et al., No. 1:14-cv-02037 filed on July 23, 2014; (iii) Wilkinson v. Whiting Petroleum Corporation et al., No. 1:14cv2074 filed on July 25, 2014; and (iv) Goldsmith v. Krysiak et al., No. 1:14cv2098 filed on July 29, 2014. These lawsuits complain about the price offered in the Arrangement and the process followed by our Board of Directors and generally seek, among other things, injunctive relief prohibiting us and Whiting from consummating the Arrangement, an order rescinding the Arrangement Agreement and reimbursement of unspecified costs, including attorneys’ and experts’ fees and other relief. The derivative claims seek a recovery on behalf of the Company. We are unable to estimate a possible loss, or range of possible loss, if any, related to these lawsuits at this time. We believe that the claims relating to the Arrangement are without merit, we do not believe that a proper demand has been made with respect to the derivative claims, and we intend to defend such actions vigorously.

ITEM 1A. RISK FACTORS
Other than as set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 27, 2014. The risk factors in our Annual Report on Form 10-K for the year ended December 31, 2013, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

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
Failure to complete the Arrangement could negatively affect our share price, future business and financial results.
Completion of the Arrangement is not assured and is subject to risks, including the risks that approval of the transaction by our shareholders and the stockholders of Whiting, by the applicable court or by governmental agencies will not be obtained or that certain other closing conditions will not be satisfied. If the Arrangement is not completed, our ongoing business and financial results may be adversely affected and we will be subject to several risks, including:

•	having to pay certain significant transaction costs relating to the Arrangement without receiving the benefits of the Arrangement;

•
potentially having to reimburse up to $10.0 million of Whiting’s expenses if our shareholder approval is not obtained or a termination fee of $130.0 million plus reimbursement of up to $10.0 million of Whiting’s expenses in other specific circumstances, including without limitation, a change in our board of directors' recommendation to our shareholders or termination to accept an alternative acquisition proposal;

•	our share price may decline to the extent that the current market prices reflect an assumption by the market that the Arrangement will be completed; and

•	we may be subject to litigation related to any failure to complete the Arrangement.
We will incur substantial transaction fees and costs in connection with the Arrangement.
We expect to incur a significant amount of non-recurring expenses in connection with the Arrangement. Additional unanticipated costs may be incurred in the course of the integration of our business and the business of Whiting. We cannot be certain that the elimination of duplicative costs or the realization of other efficiencies related to the integration of the two businesses will offset the transaction and integration costs in the near term, or at all.
We and Whiting may be unable to obtain the court and regulatory approvals required to complete the Arrangement or, in order to do so, we and Whiting may be required to comply with material restrictions or conditions that may negatively affect the combined company after the Arrangement is completed or cause us to abandon the Arrangement. Failure to complete the Arrangement could negatively affect our future business and financial results.
Completion of the Arrangement is contingent upon, among other things, the receipt of certain court and regulatory approvals, including the expiration or termination of the applicable HSR Act waiting period. We and Whiting can provide no assurance that all required court and regulatory approvals will be obtained or that the approvals or consents will not contain terms, conditions or restrictions that would be detrimental to the combined company after completion of the Arrangement.

Delays in completing the Arrangement may substantially reduce the expected benefits of the Arrangement.
Satisfying the conditions to, and completion of, the Arrangement may take longer than, and could cost more than, we expect. Any delay in completing or any additional conditions imposed in order to complete the Arrangement may materially adversely affect the synergies and other benefits that we expect to achieve from the Arrangement and the integration of our businesses. In addition, we and Whiting each have the right to terminate the Arrangement Agreement if the Arrangement is not completed by January 9, 2015, except that such date may be extended to March 10, 2015 if the only unsatisfied condition to the completion of the Arrangement is the expiration or termination of the waiting period under the HSR Act.
Shareholder litigation against us and/or Whiting could result in an injunction preventing completion of the Arrangement, the payment of damages in the event the Arrangement is completed and/or may adversely affect the combined company’s business, financial condition or results of operations following the Arrangement.
Transactions such as the Arrangement are often subject to lawsuits by stockholders.  In connection with the arrangement, four purported class action lawsuits have been filed on behalf of Kodiak shareholders in the United States District Court for the District of Colorado: Quigley v. Whiting Petroleum Corporation, et al., Case No. 1:14-cv-02023, filed July 22, 2014; Fioravanti et. al. v. Krysiak, et al., Case No. 1:14-cv-02037, filed July 23, 2014, Wilkinson v. Whiting Petroleum Corporation et al., No. 1:14cv2074 filed July 25, 2014 and Goldsmith v. Krysiak et al., Case No. 1:14cv2098 filed July 29, 2014. It is possible that other related suits could subsequently be filed.
The allegations in the four lawsuits are similar. They purport to be brought as class actions on behalf of all shareholders of the Company. The complaints name as defendants our board of directors, Whiting and Acquiror Canadian Sub and list the Company as a nominal party. The complaints allege that our board of directors breached its fiduciary duties to our shareholders by, among other things, failing to engage in a fair sale process before approving the Arrangement and to maximize shareholder value in connection with the arrangement. Specifically, the complaints allege that our board of directors undervalued the Company in connection with the Arrangement and that our board of directors agreed to certain deal protection mechanisms that precluded the Company from obtaining competing offers. The complaints also allege that Whiting and Acquiror Canadian Sub aided and abetted our board of directors’ alleged breaches of fiduciary duties. The complaints seek, among other things, injunctive relief preventing the closing of the Arrangement, rescission of the Arrangement or an award of rescissory damages to the purported class in the event that the Arrangement is consummated, and damages, including counsel fees and expenses.
One of the conditions to the closing of the Arrangement is that no law, order, injunction or judgment has been enacted or issued by any government entity that has the effect of prohibiting the consummation of the Arrangement. Consequently, if any lawsuit is successful in obtaining an injunction prohibiting us or Whiting from consummating the Arrangement on the agreed upon terms, the injunction may prevent the arrangement from being completed within the expected timeframe, or at all. Furthermore, if Arrangement is prevented or delayed, the lawsuits could result in substantial costs, including any costs associated with the indemnification of directors. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Arrangement is completed may adversely affect the combined company’s business, financial condition or results of operations.
We will be subject to various uncertainties and contractual restrictions while the Arrangement is pending that could adversely affect our financial results.
Uncertainty about the effect of the Arrangement on employees, service providers, suppliers and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Arrangement is completed and for a period of time thereafter, and could cause service providers, customers, suppliers and others who deal with us to seek to change existing business relationships with us. Employee retention and recruitment may be particularly challenging prior to completion of the Arrangement, as employees and prospective employees may experience uncertainty about their future roles with the combined company.
The pursuit of the Arrangement and the preparation for the integration of the two companies may place a significant burden on management and internal resources. Any significant diversion of management’s attention away from ongoing business and any difficulties encountered in the transition and integration process could affect our financial results or the financial results of the combined company.

In addition, the Arrangement Agreement restricts us from taking certain specified actions while the Arrangement is pending without first obtaining Whiting’s prior written consent. These restrictions may limit us from pursuing attractive business opportunities and making other changes to our business prior to completion of the Arrangement or termination of the Arrangement Agreement.
We and Whiting may experience difficulties in integrating our businesses, which could cause the combined company to fail to realize many of the anticipated potential benefits of the Arrangement.
We and Whiting entered into the Arrangement Agreement with the expectation that the Arrangement will result in various benefits, including, among other things, operating efficiencies and cost savings. Achieving the anticipated benefits of the Arrangement will depend in part upon whether our two companies integrate our businesses in an efficient and effective manner. Whiting and us may not be able to accomplish this integration process successfully. The difficulties of combining the two companies’ businesses potentially will include, among other things:

•
the necessity of addressing possible differences incorporating cultures and management philosophies, and the integration of certain operations following the transaction will require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day business of the combined company; and

•	any inability of our management to cause best practices to be applied to the combined company’s businesses.
An inability to realize the full extent of the anticipated benefits of the transaction, as well as any delays encountered in the transition process, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may affect the value of the our common stock after the closing of the Arrangement.
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

KODIAK OIL & GAS CORP.

July 31, 2014	By:	/s/ LYNN A. PETERSON
Lynn A. Peterson
President and Chief Executive Officer
(principal executive officer)

July 31, 2014	By:	/s/ JAMES P. HENDERSON
James P. Henderson
Chief Financial Officer, Secretary and Treasurer
(principal financial and accounting officer)