Form 10-Q
period 2014-09-30
Kodiak Oil & Gas Corp
filed 2014-11-06
CIK 1322866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
267,864,101 shares. no par value, of the Registrant’s common stock were issued and outstanding as of November 5, 2014

KODIAK OIL & GAS CORP.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KODIAK OIL & GAS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$29,546	$90
Accounts receivable
Trade	93,514	108,883
Accrued sales revenues	137,434	121,843
Commodity price risk management asset	23,676	—
Inventory and prepaid expenses	16,467	11,367
Deferred tax asset, net	—	14,300
Total Current Assets	300,637	256,483

Oil and gas properties (full cost method), at cost:
Proved oil and gas properties	4,268,960	3,556,667
Unproved oil and gas properties	528,248	641,644
Equipment and facilities	27,805	27,712
Less-accumulated depletion, depreciation, amortization, and accretion	(895,101)	(605,700)
Net oil and gas properties	3,929,912	3,620,323

Commodity price risk management asset	2,907	1,290
Property and equipment, net of accumulated depreciation of $2,999 at September 30, 2014 and $1,980 at December 31, 2013	3,947	3,928
Deferred financing costs, net of amortization of $27,701 at September 30, 2014 and $22,963 at December 31, 2013	37,008	41,746

Total Assets	$4,274,411	$3,923,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$237,555	$272,858
Accrued interest payable	30,070	24,425
Commodity price risk management liability	—	20,334
Deferred tax liability, net	327	—
Total Current Liabilities	267,952	317,617

Noncurrent Liabilities:
Credit facility	870,000	708,000
Senior notes, net of accumulated amortization of bond premium of $1,541 at September 30, 2014 and $1,024 at December 31, 2013	1,554,459	1,554,976
Deferred tax liability, net	205,373	133,700
Asset retirement obligations	20,557	16,405
Total Noncurrent Liabilities	2,650,389	2,413,081

Total Liabilities	2,918,341	2,730,698

Stockholders’ Equity:
Common stock—no par value; unlimited authorized
Issued and outstanding: 267,864,101 shares as of September 30, 2014 and 266,249,765 shares as of December 31, 2013	1,044,982	1,024,462
Retained earnings	311,088	168,610
Total Stockholders’ Equity	1,356,070	1,193,072

Total Liabilities and Stockholders’ Equity	$4,274,411	$3,923,770
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KODIAK OIL & GAS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Oil sales	$272,361	$286,832	$787,507	$606,044
Gas sales	19,789	12,760	61,701	32,076
Total revenues	292,150	299,592	849,208	638,120

Operating expenses:
Oil and gas production	79,197	59,132	208,391	132,654
Depletion, depreciation, amortization and accretion	102,864	97,094	291,558	216,888
General and administrative	18,840	12,560	45,562	33,188
Total operating expenses	200,901	168,786	545,511	382,730

Operating income	91,249	130,806	303,697	255,390

Other income (expense):
Gain (loss) on commodity price risk management activities, net	83,104	(60,108)	2,009	(53,185)
Interest income (expense), net	(26,857)	(21,049)	(76,981)	(50,644)
Other income (expense), net	(2)	1,001	53	1,683
Total other income (expense)	56,245	(80,156)	(74,919)	(102,146)

Income before income taxes	147,494	50,650	228,778	153,244

Income tax expense	55,300	19,500	86,300	58,400

Net income	$92,194	$31,150	$142,478	$94,844

Earnings per common share:
Basic	$0.34	$0.12	$0.53	$0.36
Diluted	$0.34	$0.12	$0.53	$0.35

Weighted average common shares outstanding:
Basic	267,480,116	265,733,881	266,837,348	265,500,414
Diluted	270,743,269	268,566,065	269,637,995	267,992,098

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KODIAK OIL & GAS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$142,478	$94,844
Reconciliation of net income to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	291,558	216,888
Amortization of deferred financing costs and debt premium	4,221	2,985
(Gain) loss on commodity price risk management activities, net	(2,009)	53,185
Settlements on commodity derivative instruments	(43,618)	(15,479)
Stock‑based compensation	15,041	11,105
Deferred income taxes	86,300	58,400
Changes in current assets and liabilities:
Accounts receivable‑trade	13,322	(59,226)
Accounts receivable‑accrued sales revenues	(15,591)	(58,365)
Prepaid expenses and other	(1,872)	(1,159)
Accounts payable and accrued liabilities	(5,215)	57,974
Accrued interest payable	5,645	24,383
Net cash provided by operating activities	490,260	385,535

Cash flows from investing activities:
Acquired oil and gas properties and facilities	(6,000)	(759,025)
Oil and gas properties	(692,000)	(767,814)
Sale of oil and gas properties	70,848	87,370
Equipment, facilities and other	(1,131)	(25,517)
Net cash used in investing activities	(628,283)	(1,464,986)

Cash flows from financing activities:
Borrowings under credit facility	315,000	1,194,875
Repayments under credit facility	(153,000)	(851,875)
Proceeds from the issuance of senior notes	—	750,000
Proceeds from the issuance of common shares	8,239	2,283
Purchase of common shares	(2,760)	(1,214)
Debt and share issuance costs	—	(20,360)
Net cash provided by financing activities	167,479	1,073,709

Increase (decrease) in cash and cash equivalents	29,456	(5,742)

Cash and cash equivalents at beginning of the period	90	24,060

Cash and cash equivalents at end of the period	$29,546	$18,318

Supplemental cash flow information:
Oil & gas property accrual included in accounts payable and accrued liabilities	$134,436	$201,438
Cash paid for interest	$90,363	$48,912

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KODIAK OIL & GAS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Organization
Description of Operations

Kodiak Oil & Gas Corp. is a public company listed for trading on the New York Stock Exchange under the symbol: “KOG”. The Company's corporate headquarters are located in Denver, Colorado, USA. The Company is an independent energy company engaged in the exploration, exploitation, development, acquisition and production of crude oil and natural gas entirely in the Rocky Mountain region of the United States. Kodiak Oil & Gas Corp. was incorporated (continued) in the Yukon Territory on September 28, 2001. The Company and its wholly-owned subsidiaries, Kodiak Oil & Gas (USA) Inc., KOG Finance, LLC, KOG Oil & Gas ULC and Kodiak Williston, LLC, are collectively referred to herein as “Kodiak” or the “Company”.
On July 13, 2014, the Company entered into an Arrangement Agreement (the "Arrangement Agreement") with Whiting Petroleum Corporation (“Whiting”) and a wholly-owned subsidiary of Whiting (“Whiting Canadian Sub”) whereby Whiting Canadian Sub would acquire all of the outstanding common shares as part of a plan of arrangement (the “Arrangement”). For further information on the Arrangement Agreement, please refer to Note 12 - Whiting Petroleum Corporation Arrangement Agreement.

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

In August 2014, the Financial Accounting Standards Board issued ASU 2014-15, which sets forth authoritative guidance that requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the entity’s financial statements are issued, or within one year after the date that the entity’s financial statements are available to be issued, and to provide disclosures when certain criteria are met.  This guidance is effective for the annual period ending after December 15, 2016, early adoption is permitted.  We are currently evaluating the impact of this new standard, however, we do not expect adoption to have a material impact on our consolidated financial statements.

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Note 3—Acquisitions and Divestitures

July 2013 Acquisition

On July 12, 2013, the Company's wholly-owned subsidiary, Kodiak Williston, LLC, acquired an unaffiliated oil and gas company’s interests in approximately 42,000 net acres of Williston Basin leaseholds, and related producing properties located primarily in McKenzie and southern Williams Counties, North Dakota, along with various other related rights, permits, contracts, equipment and other assets, including the assignment and assumption of a drilling rig contract (the "July 2013 Acquisition"). The seller received aggregate consideration of approximately $731.8 million in cash. The effective date for the acquisition was March 1, 2013, with purchase price adjustments calculated as of the closing date on July 12, 2013. The acquisition provided strategic additions adjacent to the Company's core project area and the acquired producing properties contributed revenue of $29.3 million and $92.3 million to the Company for the three and nine months ended September 30, 2014, respectively. Total transaction costs related to the acquisition incurred were approximately $235,000. Transaction costs are recorded in the statement of operations within the general and administrative expense line item.

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

Pro Forma Financial Information

The following unaudited pro forma financial information represents the combined results for the Company and the properties acquired in July 2013 for the three and nine months ended September 30, 2013 as if the acquisition had occurred on January 1, 2012 (in thousands, except per share data). For purposes of the pro forma, it was assumed that the credit facility was utilized on January 1, 2012. The pro forma information includes the effects of adjustments for depletion, depreciation, amortization and accretion expense of $1.0 million and $24.2 million for the three and nine months ended September 30, 2013, respectively. The pro forma information includes the effects of adjustments for amortization of financing costs of $26,000 and $434,000 for the three and nine months ended September 30, 2013, respectively. The pro forma information includes the effects of the incremental interest expense on acquisition financing of $600,000 and $5.9 million for the three and nine months ended September 30, 2013, respectively. The pro forma financial information includes total capitalization of interest expense of $9.7 million and $29.5 million for the three and nine months ended September 30, 2013, respectively. The pro forma information includes the effects of adjustments for income tax expense of $480,000 and $13.6 million for the three and nine months ended September 30, 2013, respectively.

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

	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013
Operating revenues	$302,692	$724,060
Net income	$31,935	$115,225

Earnings per common share
Basic	$0.12	$0.43
Diluted	$0.12	$0.43

Divestitures

In the nine months ended September 30, 2014, the Company divested approximately 20,900 net acres in the Williston Basin for cash proceeds of $70.8 million.

Note 4—Long-Term Debt
As of the dates indicated, the Company’s long-term debt consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Credit Facility due April 2018	$870,000	$708,000
2019 Notes due December 2019	800,000	800,000
Unamortized Premium on 2019 Notes	4,459	4,976
2021 Notes due January 2021	350,000	350,000
2022 Notes due February 2022	400,000	400,000
Total Long-Term Debt	$2,424,459	$2,262,976
Less: Current Portion of Long Term Debt	—	—
Total Long-Term Debt, Net of Current Portion	$2,424,459	$2,262,976
Credit Facility
Kodiak Oil & Gas (USA) Inc. (the “Borrower”) has in place a $1.5 billion credit facility with a syndicate of banks, which is subject to a borrowing base. The credit facility matures on April 2, 2018. As of September 30, 2014, the credit facility was subject to a borrowing base of $1.35 billion. Redetermination of the borrowing base occurs semi-annually, on April 1 and October 1. Additionally, the Company may elect a redetermination of the borrowing base one time during any six month period. In April 2014, the redetermination was completed and the existing borrowing base was affirmed. The Company has postponed the scheduled October 2014 redetermination until December 2014.

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
The credit facility also contains financial covenants requiring the Borrower to comply with a current ratio of consolidated current assets (including unused borrowing capacity) to consolidated current liabilities of not less than 1.0 to 1.0 and to maintain, on the last day of each quarter, a ratio of total debt to EBITDAX of not greater than 4.0 to 1.0. The Company was in compliance with all financial covenants under the credit facility as of September 30, 2014, and through the filing of this report.
As of September 30, 2014, the Company had $870.0 million in outstanding borrowings under the credit facility and as such, the available credit under the credit facility at that date was $480.0 million. Subsequent to September 30, 2014, the Company made borrowings of $25.0 million to the credit facility, bringing the outstanding balance as of the date of this filing under the credit facility to $895.0 million. Any borrowings under the credit facility are collateralized by the Borrower’s oil and gas producing properties, the Borrower’s personal property and the equity interests of the Borrower held by the Company. The Company has entered into crude oil commodity derivative instruments with several counterparties that are also lenders under the credit facility. The Company’s obligations under these derivative instruments are secured by the credit facility.
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

The 2019 Notes and 2021 Notes were issued under separate indentures among the Company, Kodiak Oil & Gas (USA) Inc., as guarantor, U.S. Bank National Association, as trustee, and Computershare Trust Company of Canada, as Canadian trustee (the “2019 Indenture” and the “2021 Indenture”, respectively). The 2022 Notes were issued under an indenture among the Company, Kodiak Oil & Gas (USA) Inc., Kodiak Williston, LLC and KOG Finance, LLC (collectively, the “Guarantors”), U.S. Bank National Association, as trustee, and Computershare Trust Company of Canada, as Canadian trustee (the “2022 Indenture”, and together with the 2019 Indenture and the 2021 Indenture, the “Indentures”). In July 2013, Kodiak Williston, LLC and KOG Finance, LLC entered into Supplemental Indentures to the 2019 Indenture and 2021 Indenture to guarantee the 2019 Notes and 2021 Notes. On October 3, 2014, KOG Oil & Gas ULC entered into Supplemental Indentures to guarantee the 2019 Notes, the 2021 Notes and the 2022 Notes. The Indentures contain affirmative and negative covenants that, among other things, limit the Company's and the Guarantors' ability to make investments; incur additional indebtedness or issue preferred stock; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of the assets of the Company; engage in transactions with the Company's affiliates; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; and create unrestricted subsidiaries. The Indentures also contain customary events of default. Upon the occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. The Company was in compliance with all financial covenants under the Indentures as of September 30, 2014, and through the filing of this report.
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
On July 13, 2014, the Company entered into the Arrangement Agreement with Whiting and Whiting Canadian Sub whereby Whiting Canadian Sub would acquire all of the outstanding common shares as part of a plan of arrangement. In connection with the Arrangement, Whiting solicited and received the required consents of the holders of the Company’s outstanding Senior Notes, to adopt certain amendments to the Indentures (the “Consent Solicitations”). In connection with the Consent Solicitations, Whiting offered to (i) issue an unconditional and irrevocable guarantee (the “Whiting Guarantee”) of the prompt payment, when due, of any amount owed to the holders of the Senior Notes under the Senior Notes and the Indentures and any other amounts due pursuant to the Indentures and (ii) make a cash payment in respect of consents delivered in the Consent Solicitations (the “Consent Solicitations and Offers to Guarantee”). The Consent Solicitations and Offers to Guarantee expired at 5:00 p.m., New York City time, on October 17, 2014 and all required consents were received.
On October 17, 2014, the Company, Whiting, the Company’s subsidiary guarantors, U.S. Bank National Association, as trustee, and Computershare Trust Company of Canada, as Canadian trustee, entered into a supplemental indenture to each Indenture that includes the amendments to the Indenture and the Whiting Guarantee. These supplemental indentures became effective on October 17, 2014, but the amendments will not become operative and the Whiting Guarantee will not be issued until the completion of the Arrangement.
Deferred Financing Costs
As of September 30, 2014, the Company had deferred financing costs of $37.0 million related to its credit facility and Senior Notes. Deferred financing costs include origination, legal, engineering, and other fees incurred in connection with the Company’s credit facility and Senior Notes. For the three and nine months ended September 30, 2014, the Company recorded amortization expense of $1.6 million and $4.7 million, respectively, as compared to $1.4 million and $3.5 million for the three and nine months ended September 30, 2013, respectively.
Interest Incurred On Long-Term Debt
For the three and nine months ended September 30, 2014, the Company incurred interest expense on long-term debt of $32.7 million and $96.1 million, respectively, as compared to $29.5 million and $73.3 million for the three and nine months ended September 30, 2013, respectively. Of the total interest incurred, the Company capitalized interest costs of $7.2 million and $23.2 million for the three and nine months ended September 30, 2014, respectively, as compared to $9.7 million and $25.6 million for the three and nine months ended September 30, 2013, respectively. Additionally, for the three and nine months ended September 30, 2014 interest expense was reduced for the amortization of the bond premium in the amounts of $176,000 and $517,000, respectively, as compared to $163,000 and $480,000 for the three and nine months ended September 30, 2013, respectively.

Note 5—Income Taxes

The Company computes its quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to its year-to-date income or loss plus any significant unusual or infrequently occurring items recorded in the interim period. The effective income tax rate for the nine months ended September 30, 2014 and 2013 was 37.7% and 38.1%, respectively. The Company's effective income tax rate for the nine months ended September 30, 2014 and 2013 differed from the U.S. statutory rate of 35% primarily due to state income taxes, estimated permanent differences and changes in the valuation allowance.
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

The Company recognized income tax expense of $55.3 million and $86.3 million for the three and nine months ended September 30, 2014, respectively, as compared to $19.5 million and $58.4 million for the three and nine months ended September 30, 2013, respectively.

Accounting for Uncertainty in Income Taxes

As of September 30, 2014, the Company believes that it has no liability for uncertain tax positions. If the Company were to determine there were any uncertain tax positions, the Company would recognize the liability and related interest and penalties within income tax expense. As of September 30, 2014, the Company had no provision for interest or penalties related to uncertain tax positions. The Company files income tax returns in Canada and U.S. federal jurisdiction and various states. There are currently no Canadian or U.S. federal or state income tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service, state or local tax authorities for tax years ended on or before December 31, 2009 or Canadian tax examinations by the Canadian Revenue Agency for tax years ended on or before December 31, 2002. Although certain tax years are closed under the statute of limitations, tax authorities can still adjust tax losses being carried forward to open tax years.

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

The Company’s commodity derivative contracts as of September 30, 2014 are summarized below:

Collars	Basis (1)	Quantity (Bbl/d)	Strike Price ($/Bbl)
Oct 1, 2014 - Dec 31, 2015	NYMEX	300 - 350	$85.00 - $102.75

Swaps	Basis (1)	Average Quantity (Bbl/d)	Average Swap Price ($/Bbl)
Oct 1, 2014 - Dec 31, 2014 Total	NYMEX	25,800	$93.41
Jan 1, 2015 - Jun 30, 2015 Total	NYMEX	7,796	$93.08
Jul 1, 2015 - Dec 31, 2015 Total	NYMEX	3,291	$91.17

(1)	NYMEX refers to quoted prices on the New York Mercantile Exchange

The following tables detail the fair value of the Company's derivative instruments, including the gross amounts and adjustments made to net the derivative instruments for presentation in the consolidated balance sheets (in thousands):

		As of September 30, 2014
Underlying Commodity	Location on Balance Sheet	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Consolidated Balance Sheet
Crude oil derivative contract	Current assets	$25,281	$(1,605)	$23,676
Crude oil derivative contract	Noncurrent assets	$3,120	$(213)	$2,907
Crude oil derivative contract	Current liabilities	$1,605	$(1,605)	$—
Crude oil derivative contract	Noncurrent liabilities	$213	$(213)	$—

		As of December 31, 2013
Underlying Commodity	Location on Balance Sheet	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Consolidated Balance Sheet
Crude oil derivative contract	Current assets	$7,278	$(7,278)	$—
Crude oil derivative contract	Noncurrent assets	$2,731	$(1,441)	$1,290
Crude oil derivative contract	Current liabilities	$27,612	$(7,278)	$20,334
Crude oil derivative contract	Noncurrent liabilities	$1,441	$(1,441)	$—

The Company recognized a net gain on commodity price risk management activities of $83.1 million and $2.0 million for the three and nine months ended September 30, 2014, respectively, as compared to a net loss on commodity price risk management activities of $60.1 million and $53.2 million for the three and nine months ended September 30, 2013, respectively.

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

	For the Nine Months Ended September 30, 2014	For the Year Ended December 31, 2013
Balance beginning of period	$16,405	$9,064
Liabilities incurred or acquired	3,691	7,181
Liabilities settled or divested	(677)	(890)
Revisions in estimated cash flows	—	—
Accretion expense	1,138	1,050
Balance end of period	$20,557	$16,405

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014 by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at September 30, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets:
Commodity price risk management asset	$—	$26,583	$—	$26,583

Financial Liabilities:
Commodity price risk management liability	$—	$—	$—	$—

Commodity Derivative Instruments

The Company determines its estimate of the fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, the credit rating of each counterparty, and the Company’s own credit rating. In consideration of counterparty credit risk, the Company assessed the possibility of whether each counterparty to the derivative would default by failing to make any contractually required payments. Additionally, the Company considers that it is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions. At September 30, 2014 and December 31, 2013, derivative instruments utilized by the Company consist of both “no premium” collars and swaps. The crude oil derivative markets are highly active. Although the Company’s derivative instruments are valued using public indices, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange. As such, the Company has classified these instruments as Level 2.

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

	At September 30, 2014		At December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit facility	$870,000	$870,000	$708,000	$708,000
2019 Notes	$804,459	$864,000	$804,976	$888,000
2021 Notes	$350,000	$355,250	$350,000	$350,438
2022 Notes	$400,000	$406,000	$400,000	$398,000

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

Stock Options

Total compensation expense related to the stock options of $1.9 million and $6.6 million was recognized for the three and nine months ended September 30, 2014, respectively, as compared to $2.0 million and $5.7 million recognized for the three and nine months ended September 30, 2013, respectively. As of September 30, 2014, there was $7.6 million of total unrecognized compensation cost related to stock options, which is expected to be amortized over a weighted average period of 1.5 years.

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

	For the Nine Months Ended September 30, 2014	For the Year Ended December 31, 2013
Risk free rates	1.65 - 2.03%	0.88-2.14%
Dividend yield	—%	—%
Expected volatility	77.22 - 79.99%	80.04 - 85.08%
Weighted average expected stock option life	5.58 years	5.81 years

The weighted average fair value at the date of grant for stock options granted is as follows:

Weighted average fair value per share	$7.39	$6.80
Total options granted	1,270,100	1,850,900
Total weighted average fair value of options granted	$9,386,039	$12,586,120
A summary of the stock options outstanding is as follows:

	Number of Options	Weighted Average Exercise Price
Balance outstanding at January 1, 2014	6,100,155	$6.12

Granted	1,270,100	$11.00
Canceled	(753,472)	$6.96
Exercised	(1,608,336)	$5.49
Balance outstanding at September 30, 2014	5,008,447	$7.43

Options exercisable at September 30, 2014	3,013,814	$5.50
The following table summarizes information about stock options outstanding at September 30, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 0.36-$3.00	624,330	4.7	$1.92	624,330	4.7	$1.92
$3.01-$6.00	1,042,377	2.7	$3.72	1,025,377	2.6	$3.70
$6.01-$9.00	1,041,740	7.0	$7.65	643,740	6.3	$7.23
$9.01-$12.00	2,033,000	8.6	$10.21	720,367	7.8	$9.60
$12.01-$15.86	267,000	9.3	$12.84	0	0.0	$0.00
	5,008,447	6.6	$7.43	3,013,814	5.1	$5.50

The aggregate intrinsic value of vested and exercisable options as of September 30, 2014 was $24.3 million. The aggregate intrinsic value of options vested and expected to vest as of September 30, 2014 was $30.3 million. The intrinsic value is based on the Company’s September 30, 2014 closing common stock price of $13.57. This amount would have been received by the option holders had all option holders exercised their options as of that date. The total grant date fair value of the shares vested during the nine months ended September 30, 2014 was $7.4 million.

Restricted Stock and Restricted Stock Units

Total compensation expense related to restricted stock and restricted stock units (“RSUs”) of $2.8 million and $8.4 million was recognized for the three and nine months ended September 30, 2014, respectively, as compared to $1.9 million and $5.4 million was recognized for the three and nine months ended September 30, 2013, respectively. As of September 30, 2014, there was $11.3 million of total unrecognized compensation cost related to the restricted stock and the RSUs, which is expected to be amortized over a weighted average period of 1.9 years.

As of September 30, 2014, there were 1.3 million awarded and unvested performance based RSUs, 1.2 million RSU's that may be awarded subject to performance based metrics and 73,500 unvested restricted stock with a combined weighted average grant date fair value of $10.20 per share. The total fair value vested during the nine months ended September 30, 2014 was $212,000. A summary of the restricted stock and RSUs outstanding is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock and RSU's at January 1, 2014	2,613,175	$10.18

Granted	—	—
Forfeited	(29,000)	9.49
Vested	(22,500)	9.42

Non-vested restricted stock and RSUs at September 30, 2014	2,561,675	$10.20

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

The table below sets forth the computations of basic and diluted net income per share for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Basic net income	$92,194	$31,150	$142,478	$94,844
Income allocable to participating securities	(25)	(4)	(39)	(13)
Diluted net income	$92,169	$31,146	$142,439	$94,831

Basic weighted average common shares outstanding	267,480,116	265,733,881	266,837,348	265,500,414
Effect of dilutive securities
Options to purchase common shares	5,006,447	5,616,655	4,948,447	4,546,155
Assumed treasury shares purchased	(3,151,158)	(3,745,681)	(3,319,413)	(2,828,113)
Unvested restricted stock units	1,407,864	961,210	1,171,613	773,642
Diluted weighted average common shares outstanding	270,743,269	268,566,065	269,637,995	267,992,098

Basic net income per share	$0.34	$0.12	$0.53	$0.36
Diluted net income per share	$0.34	$0.12	$0.53	$0.35
The following options and unvested restricted shares, which could be potentially dilutive in future periods, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Anti-dilutive shares	2,000	256,500	60,000	1,327,000

Note 11—Commitments and Contingencies
Lease Obligations
The Company leases office space in Denver, Colorado and Williston and Dickinson, North Dakota under separate operating lease agreements. The Denver, Colorado lease expires on October 31, 2016. The Williston and Dickinson, North Dakota leases expire on January 31, 2017 and December 31, 2014, respectively. Total rental commitments under non-cancelable leases for office space were $2.8 million at September 30, 2014. The future minimum lease payments under these non-cancelable leases are as follows: $300,000 in 2014, $1.3 million in 2015, $1.2 million in 2016, and $0 thereafter.
Drilling Rigs
As of September 30, 2014, the Company was subject to commitments on its drilling rigs. In the event of early termination under all of the contracts, the Company would be obligated to pay an aggregate amount of approximately $42.8 million as of September 30, 2014 as required under the varying terms of the contracts.
Guarantees of the Senior Notes
As of September 30, 2014, the Company had issued $800.0 million of 2019 Notes, $350.0 million of 2021 Notes, and $400.0 million of 2022 Notes, all of which are guaranteed on a senior unsecured basis by the Company's wholly-owned subsidiaries, Kodiak Oil & Gas (USA) Inc., Kodiak Williston, LLC and KOG Finance, LLC. Kodiak Oil & Gas Corp, as the parent company, has no independent assets or operations. The guarantees are full, unconditional, and joint and several. KOG Oil & Gas ULC, the Company's non-guarantor subsidiary, as of September 30, 2014, has de minimis operations. On October 3, 2014, KOG Oil & Gas ULC guaranteed the 2019 Notes, the 2021 Notes and the 2022 Notes on a senior unsecured basis.

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
The Company may issue additional debt securities in the future that the Company's wholly‑owned subsidiaries, Kodiak Oil & Gas (USA) Inc., Kodiak Williston, LLC, KOG Finance, LLC and KOG Oil & Gas ULC may guarantee. Any such guarantees are expected to be full, unconditional, and joint and several. As stated above, the Company has no independent assets or operations, and, other than as described herein, there are no significant restrictions on the ability of the Company to receive funds from the Company's subsidiaries through dividends, loans, and advances or otherwise.
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

Note 12—Whiting Petroleum Corporation Arrangement Agreement
On July 13, 2014, the Company entered into the Arrangement Agreement, among the Company, Whiting and Whiting Canadian Sub, pursuant to which Whiting Canadian Sub will acquire all of the outstanding common shares, without par value per share, of the Company (the “Kodiak Common Shares”) and Whiting Canadian Sub and the Company will amalgamate to form one corporate entity with the Company surviving the amalgamation as part of a plan of arrangement.

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
Early termination of the waiting period under the HSR Act was granted on August 5, 2014. On October 22, 2014, the Company obtained an interim order from the British Columbia Supreme Court authorizing, among other procedural matters, the calling and holding of a special meeting of the Company’s securityholders to be held on December 3, 2014 at 8:00 am Mountain Time to vote on matters related to the proposed Arrangement.

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

The Arrangement Agreement contains certain termination rights for both the Company and Whiting including, but not limited to, in the event that (i) the Arrangement has not been consummated on or prior to the date that is 180 days after the date of the Arrangement Agreement (subject to an automatic extension of up to 60 additional days to satisfy the conditions related to the expiration or termination of the waiting period under the HSR Act); (ii) the other party materially breaches its representations or covenants and such breach is not, or is not capable of being, cured within 30 days of notice; (iii) the Applicable Court fails to approve the Arrangement, (iv) the Company’s or Whiting’s shareholders fail to approve the Arrangement; or (v) the other party’s board of directors makes an Adverse Recommendation Change (as defined in the Arrangement Agreement), or fails to reaffirm its recommendation following receipt of an acquisition proposal. In addition, prior to obtaining shareholder approval of the Arrangement and subject to the payment of a termination fee, the Company and Whiting each may terminate the Arrangement Agreement in order to enter into an agreement for a Superior Proposal (as defined in the Arrangement Agreement). Upon termination of the Arrangement Agreement, under specified circumstances (including in connection with an Adverse Recommendation Change or a Superior Proposal), either the Company or Whiting will be obligated to pay to the other party a termination fee of $130.0 million and reimburse up to $10.0 million of the other party’s expenses. If the Arrangement Agreement is terminated because a party’s shareholders do not approve the transaction, such party will be obligated to reimburse up to $10.0 million of the other party’s expenses. As of September 30, 2014, the Company has incurred transaction costs of $6.8 million to complete the Arrangement Agreement.

Whiting will take all necessary corporate action to appoint Lynn A. Peterson, the President and Chief Executive Officer and a director of the Company, and James E. Catlin, the Executive Vice President of Business Development and a director of the Company, to the Board of Directors of Whiting as of the effective time of the Arrangement.

Subsequent to the announcement of the Arrangement, seven purported class action lawsuits have been filed on behalf of the Company's shareholders in the United States District Court for the District of Colorado: Quigley and Koelling v.Whiting Petroleum Corporation, et al., Case No. 1:14-cv-02023, filed July 22, 2014 (the plaintiffs voluntarily dismissed this lawsuit on September 24, 2014); Fioravanti v. Krysiak, et al., Case No. 1:14-cv-02037, filed July 23, 2014 (the plaintiffs voluntarily dismissed this lawsuit October 24, 2014); Wilkinson v.Whiting Petroleum Corporation, et al., Case No. 1:14-cv-2074, filed July 25, 2014 (the plaintiffs voluntarily dismissed this lawsuit on October 23, 2014); Goldsmith v. Krysiak, et al., Case No. 1:14-cv-2098, filed July 29, 2014 (the plaintiffs voluntarily dismissed this lawsuit on October 31, 2014); Rogowski v.Whiting Petroleum Corporation, et al., Case No. 1:14-cv-2136, filed July 31, 2014 (the plaintiffs voluntarily dismissed this lawsuit on October 20, 2014); Reiter v. Peterson, et al., Case No. 1:14-cv-02176, filed August 6, 2014; Sohler v. Whiting Petroleum Corporation, et al., Case No. 1:14-cv-02863, filed October 20, 2014 (the “Sohler Case”); and one purported class action lawsuit has been filed on behalf of the Company's shareholders in Denver District Court, State of Colorado: The Booth Family Trust v. Kodiak Oil & Gas Corp., et al., Case No. 14-cv-32947, filed July 25, 2014. This last case was removed to the United States District Court for the District of Colorado on September 4, 2014 and is pending in that court now as Case No. 1:14-cv-2457. It is possible that other related or amended suits could subsequently be filed. The defendants have filed motions to dismiss with prejudice in the all remaining cases other than the Sohler Case. The allegations in the three remaining lawsuits are similar. They purport to be brought as class actions on behalf of all shareholders of the Company. The complaints name as defendants the individual members of the Company's board of directors, Whiting and Whiting Canadian Sub and list the Company as a nominal party or a defendant. The complaints allege that the Company's board of directors breached its fiduciary duties to the Company's shareholders by, among other things, failing to engage in a fair sale process before approving the Arrangement and to maximize shareholder value in connection with the Arrangement. Additionally, the Sohler Case alleges violations under Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14a-9 promulgated thereunder. Specifically, the complaints allege that the Company's board of directors undervalued the Company in connection with the Arrangement and that the Company's board of directors agreed to certain deal protection mechanisms that precluded the Company from obtaining competing offers. The complaints also allege that Whiting and Whiting Canadian Sub aided and abetted the Company's board of directors’ alleged breaches of fiduciary duties. The Sohler Case alleges additionally that in issuing the preliminary joint proxy statement/circular the Company's board of directors violated the cited sections of and rule promulgated under the Exchange Act. The complaints seek, among other things, injunctive relief preventing the closing of the Arrangement, rescission of the Arrangement or an award of rescissory damages to the purported class in the event that the Arrangement is consummated, and damages, including counsel fees and expenses. Whiting and the Company believe each lawsuit is without merit.

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

Whiting Petroleum Corporation Arrangement Agreement

On July 13, 2014, we entered into the Arrangement Agreement, among the Company, Whiting and Whiting Canadian Sub, pursuant to which Whiting Canadian Sub will acquire all of the outstanding Kodiak Common Shares and Whiting Canadian Sub and the Company will amalgamate to form one corporate entity with the Company surviving the amalgamation as part of a plan of arrangement.
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
The closing of the Arrangement is subject to satisfaction of certain conditions, including, among others: (i) approval of the Company's and Whiting’s shareholders; (ii) approval by the Supreme Court of British Columbia; (iii) the expiration or termination of the waiting period under the HSR Act; (iv) the accuracy of representations and warranties of, and compliance with covenants by, the other party; and (v) no more than 5% of the shares of Kodiak Common Shares being Dissenting Shares. The closing of the Arrangement is expected to be completed in the fourth quarter of 2014.
Early termination of the waiting period under the HSR Act was granted on August 5, 2014. On October 22, 2014, we obtained an interim order from the British Columbia Supreme Court authorizing, among other procedural matters, the calling and holding of a special meeting of our securityholders to be held on December 3, 2014 at 8:00 am Mountain Time to vote on matters related to the proposed Arrangement.
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
The Arrangement Agreement contains certain termination rights for both the Company and Whiting including, but not limited to, in the event that (i) the Arrangement has not been consummated on or prior to the date that is 180 days after the date of the Arrangement Agreement (subject to an automatic extension of up to 60 additional days to satisfy the conditions related to the expiration or termination of the waiting period under the HSR Act); (ii) the other party materially breaches its representations or covenants and such breach is not, or is not capable of being, cured within 30 days of notice; (iii) the Applicable Court fails to approve the Arrangement, (iv) the Company's or Whiting’s shareholders fail to approve the Arrangement; or (v) the other party’s board of directors makes an Adverse Recommendation Change (as defined in the Arrangement Agreement), or fails to reaffirm its recommendation following receipt of an acquisition proposal. In addition, prior to obtaining shareholder approval of the Arrangement and subject to the payment of a termination fee, the Company and Whiting each may terminate the Arrangement Agreement in order to enter into an agreement for a Superior Proposal (as defined in the Arrangement Agreement). Upon termination of the Arrangement Agreement, under specified circumstances (including in connection with an Adverse Recommendation Change or a Superior Proposal), either the Company or Whiting will be obligated to pay to the other party a termination fee of $130.0 million and reimburse up to $10.0 million of the other party’s expenses. If the Arrangement Agreement is terminated because a party’s shareholders do not approve the transaction, such party will be obligated to reimburse up to $10.0 million of the other party’s expenses. We will incur transaction costs in order to complete the Arrangement Agreement, which may be substantial.
Whiting will take all necessary corporate action to appoint Lynn A. Peterson, the President and Chief Executive Officer and a director of the Company, and James E. Catlin, the Executive Vice President of Business Development and a director of the Company, to the Board of Directors of Whiting as of the effective time of the Arrangement.
Subsequent to the announcement of the Arrangement, seven purported class action lawsuits have been filed on behalf of the Company's shareholders in the United States District Court for the District of Colorado: Quigley and Koelling v.Whiting Petroleum Corporation, et al., Case No. 1:14-cv-02023, filed July 22, 2014 (the plaintiffs voluntarily dismissed this lawsuit on September 24, 2014); Fioravanti v. Krysiak, et al., Case No. 1:14-cv-02037, filed July 23, 2014 (the plaintiffs voluntarily dismissed this lawsuit October 24, 2014); Wilkinson v.Whiting Petroleum Corporation, et al., Case No. 1:14-cv-2074, filed July 25, 2014 (the plaintiffs voluntarily dismissed this lawsuit on October 23, 2014); Goldsmith v. Krysiak, et al., Case No. 1:14-cv-2098, filed July 29, 2014 (the plaintiffs voluntarily dismissed this lawsuit on October 31, 2014); Rogowski v.Whiting Petroleum Corporation, et al., Case No. 1:14-cv-2136, filed July 31, 2014 (the plaintiffs voluntarily dismissed this lawsuit on October 20, 2014); Reiter v. Peterson, et al., Case No. 1:14-cv-02176, filed August 6, 2014; Sohler v. Whiting Petroleum Corporation, et al., Case No. 1:14-cv-02863, filed October 20, 2014 (the “Sohler Case”); and one purported class action lawsuit has been filed on behalf of the Company's shareholders in Denver District Court, State of Colorado: The Booth Family Trust v. Kodiak Oil & Gas Corp., et al., Case No. 14-cv-32947, filed July 25, 2014. This last case was removed to the United States District Court for the District of Colorado on September 4, 2014 and is pending in that court now as Case No. 1:14-cv-2457. It is possible that other related or amended suits could subsequently be filed. The defendants have filed motions to dismiss with prejudice in the all remaining cases other than the Sohler Case. The allegations in the three remaining lawsuits are similar. They purport to be brought as class actions on behalf of all shareholders of the Company. The complaints name as defendants the individual members of the Company's board of directors, Whiting and Whiting Canadian Sub and list the Company as a nominal party or a defendant. The complaints allege that the Company's board of directors breached its fiduciary duties to the Company's shareholders by, among other things, failing to engage in a fair sale process before approving the Arrangement and to maximize shareholder value in connection with the Arrangement. Additionally, the Sohler Case alleges violations under Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14a-9 promulgated thereunder. Specifically, the complaints allege that the Company's board of directors undervalued the Company in connection with the Arrangement and that the Company's board of directors agreed to certain deal protection mechanisms that precluded the Company from obtaining competing offers. The complaints also allege that Whiting and Whiting Canadian Sub aided and abetted the Company's board of directors’ alleged breaches of fiduciary duties. The Sohler Case alleges additionally that in issuing the preliminary joint proxy statement/circular the Company's board of directors violated the cited sections of and rule promulgated under the Exchange Act. The complaints seek, among other things, injunctive relief preventing the closing of the Arrangement, rescission of the Arrangement or an award of rescissory damages to the purported class in the event that the Arrangement is consummated, and damages, including counsel fees and expenses. Whiting and the Company believe each lawsuit is without merit.
If the Arrangement is consummated, our future strategy will be determined by Whiting's board of directors and management. As a result, Item 2 of this Form 10-Q addresses our current strategy, which would be subject to change following the consummation of the Arrangement.

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
Our oil and natural gas reserves and operations are primarily concentrated in the Williston Basin of North Dakota, where the principal target of drilling is the Bakken shale hydrocarbon system highlighted by production from the Middle Bakken member, located between two Bakken shales that serve as the source rock, and the Three Forks Formation, positioned immediately below the lower Bakken shale. As of September 30, 2014, we owned an interest in approximately 307,000 gross (171,000 net) acres in the Williston Basin and have an interest in 739 gross (294.7 net) producing wells in the Williston Basin.
Recent Developments
Operational Update

We currently operate seven drilling rigs, which have staggered contract terminations, allowing us to adjust our rig count to align with our cash flow and capital expenditure projections. During the quarter ended September 30, 2014, we began upgrading our rig fleet.  Two rig contracts were terminated during the third quarter of 2014 and were replaced by newly built rigs that were delivered late in the third quarter and early in the fourth quarter of 2014.  These new build rigs require fewer loads during field moves and should be more efficient.  As a result of our rig upgrade, we operated with five rigs for part of the third quarter of 2014 resulting in fewer wells drilled and therefore fewer wells completed in the second half of the year.

The following table summarizes the wells spud and completed during the three and nine months ended September 30, 2014:

	For the Three Months Ended September 30, 2014
	Spud		Completed
	Gross	Net	Gross	Net
Operated wells	22	16.1	27	18.3
Non-operated wells	17	1.1	22	2.5
	39	17.2	49	20.8

	For the Nine Months Ended September 30, 2014
	Spud		Completed
	Gross	Net	Gross	Net
Operated wells	70	51.6	72	53.4
Non-operated wells	72	6.5	84	9.8
	142	58.1	156	63.2

Liquidity and Capital Resources
2014 Capital Expenditures Budget

Our 2014 capital expenditures budget is subject to various factors, including market conditions, oil field services and equipment availability, commodity prices and drilling results.  As a result of our rig upgrade described above, we expect to drill and complete fewer total wells and spend less in capital expenditures in the second half of 2014 than originally estimated. The following table summarizes our original 2014 capital expenditures budget and our actual capital expenditures, including accruals, for the nine months ended September 30, 2014 (in millions):

		Nine Months Ended
	Annual	September 30, 2014
	2014 Budget	Actual
Capital Expenditures
Drilling and completion costs	$890.0	$632.5
Infrastructure and leasehold acquisitions	50.0	10.8
Total capital expenditures	$940.0	$643.3

Divestitures
Proved and unproved oil and gas properties		$(70.8)

Non-Cash Capitalized Costs
Asset retirement obligations		$3.2
Capitalized interest		23.2

Total capitalized costs, net of divestitures		$598.9
For the nine months ended September 30, 2014, we incurred capital expenditures of $643.3 million related to our oil field operations to complete 63.2 net wells.

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

Credit facility. As of September 30, 2014, our maximum credit available under the credit facility was $1.5 billion with a borrowing base and aggregate commitments of $1.35 billion. As of September 30, 2014, we had available borrowings under the credit facility of $480.0 million. In April 2014, we completed our semi-annual redetermination which affirmed the borrowing base and aggregate commitments of $1.35 billion. We have postponed the scheduled October 2014 redetermination until December 2014.

As of the date of this filing, we have $895.0 million outstanding under this credit facility, with available borrowings of $455.0 million. The ability to maintain and increase this facility and borrow additional funds is dependent on a number of variables, including our proved reserves, and assumptions regarding the price at which oil and natural gas can be sold. Further, we expect that our borrowing base will increase with the addition of proved properties resulting from our ongoing drilling and completion activities. We are subject to restrictive covenants under the credit facility. For further details on our credit facility, please refer to Note 4 - Long-Term Debt under Item 1 in this Quarterly Report.

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

On July 13, 2014, we entered into the Arrangement Agreement with Whiting and Whiting Canadian Sub whereby Whiting Canadian Sub would acquire all of the outstanding Kodiak Common Shares as part of a plan of arrangement. In connection with the Arrangement, Whiting solicited and received the required consents through its Consent Solicitations of the holders of our Senior Notes, to adopt certain amendments to the Indentures under which the Senior Notes were issued. In connection with the Consent Solicitations, Whiting offered to (i) issue an unconditional and irrevocable Whiting Guarantee of the prompt payment, when due, of any amount owed to the holders of the Senior Notes under the Senior Notes and the Indentures and any other amounts due pursuant to the Indentures and (ii) make a cash payment in respect of consents delivered in the Consent Solicitations (the “Consent Solicitations and Offers to Guarantee”). The Consent Solicitations and Offers to Guarantee expired at 5:00 p.m., New York City time, on October 17, 2014 and all required consents were received.

On October 17, 2014, the Company, Whiting, the Company’s subsidiary guarantors, U.S. Bank National Association, as trustee, and Computershare Trust Company of Canada, as Canadian trustee, entered into a supplemental indenture to each Indenture that includes the amendments to the Indenture and the Whiting Guarantee. These supplemental indentures became effective on October 17, 2014, but the amendments will not become operative and the Whiting Guarantee will not be issued until the completion of the Arrangement.

For further discussion regarding our Senior Notes, please refer to Note 4 - Long-Term Debt under Item 1 in this Quarterly Report.

Working Capital

The measure of working capital is less meaningful to understanding our financial position because of the availability of our borrowing base (as described above in "Credit facility"). As part of our cash management strategy, we frequently use available funds to reduce any balance on our credit facility. Because of this, we generally maintain low cash and cash equivalent balances. Additionally, since our principal source of operating cash flows (proved reserves to be produced in future years) is not considered working capital, we often have negative working capital. Our working capital was $32.7 million at September 30, 2014, as compared to a deficit of $61.1 million at December 31, 2013.

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

Cash Flow Analysis

The following is a summary of our change in cash and cash equivalents for the nine months ended September 30, 2014 and 2013 (in thousands):

	For the Nine Months Ended September 30,		Period to period change
	2014	2013

Net cash provided by operating activities	$490,260	$385,535	$104,725
Net cash used in investing activities	(628,283)	(1,464,986)	836,703
Net cash provided by financing activities	167,479	1,073,709	(906,230)
Increase (decrease) in cash and cash equivalents	$29,456	$(5,742)	$35,198

Net cash provided by operating activities. The key component of our net cash provided by operating activities is the revenue derived from our crude oil sales and the crude oil prices received for those sales. For the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, our net cash provided by operating activities increased by $104.7 million, primarily due to the increase in crude oil sales volumes of approximately 2.4 million barrels. Our revenues are directly affected by oil and natural gas commodity prices, which can fluctuate dramatically. The commodity prices are largely beyond our control and are difficult to predict. We have seen significant volatility in oil and natural gas prices in recent years. As such, we utilize derivative instruments, as further discussed under the heading "Operating Results" below, to partially mitigate the impact of decreases in crude oil prices.
Net cash used in investing activities. For the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, our net cash used in investing activities decreased by $836.7 million. This decrease was primarily attributed to the July 2013 Acquisition of oil and gas properties of $759.0 million. Additionally, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, our capital expenditures decreased by $75.8 million related to drilling and completions activities. This decrease is primarily due to fewer well completions caused by a temporary reduction in drilling rigs for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Net cash provided by financing activities. For the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, our net cash provided by financing activities decreased by $906.2 million. This decrease was primarily the result of the $734.9 million in net proceeds received from our 2021 Notes and the 2022 Notes offerings during the nine months ended September 30, 2013. All of the net proceeds from the 2021 Notes and the 2022 Notes issued in the nine months ended September 30, 2013 were used to repay borrowings on our credit facility. Additionally, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, our net borrowings under our credit facility decreased by $181.0 million.

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

Our Leasehold

As of September 30, 2014, we had several hundred lease agreements representing approximately 334,000 gross and 180,000 net acres primarily in the Williston and Green River Basins. The following table sets forth our gross and net acres of developed and undeveloped oil and natural gas leases:

	Undeveloped Acreage (1)		Developed Acreage (2)		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Williston Basin
North Dakota	98,939	53,059	207,834	117,668	306,773	170,727
Green River Basin
Wyoming	12,643	3,580	8,035	1,585	20,678	5,165
Colorado	5,445	3,067	1,252	1,252	6,697	4,319

Acreage Totals	117,027	59,706	217,121	120,505	334,148	180,211

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

	Expiring Acreage
Year Ending	Gross	Net
December 31, 2014	1,631	1,334
December 31, 2015	8,840	6,746
December 31, 2016	2,596	1,579
December 31, 2017	5,110	4,856
Total	18,177	14,515

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Sales Volume:
Oil (MBbl)	3,191	2,921	8,898	6,475
Gas (MMcf)	3,201	2,018	8,228	5,079
Sales volumes (MBOE) (1)	3,725	3,257	10,270	7,322

Average Daily Sales Volumes:
Oil (MBbls/day)	34.7	31.8	32.6	23.7
Gas (MMcf/day)	34.8	21.9	30.1	18.6
Sales volumes (MBOE/day) (1)	40.5	35.4	37.6	26.8

(1)	We convert Mcf of gas equivalent to oil at a ratio of six Mcf of gas (including gas liquids) to one Bbl of oil.
Sales prices received, and costs incurred, presented on a per BOE basis, for the three and nine months ended September 30, 2014 and 2013 are summarized in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Sales Price:
Oil ($/Bbls)	$85.35	$98.19	$88.50	$93.59
Gas ($/Mcf) (1)	$6.18	$6.32	$7.50	$6.31
BOE ($/BOE)	$78.44	$91.97	$82.69	$87.15

Commodity Price Risk Management Activities ($/Sales BOE):
Settlements on commodity derivative instruments	$(2.42)	$(5.73)	$(4.25)	$(2.11)

Production Costs ($/Sales BOE):
Lease operating expenses	$10.50	$6.28	$9.17	$6.46
Production taxes	$8.36	$10.00	$8.78	$9.40
Gathering, transportation, marketing	$2.40	$1.87	$2.34	$2.25
DD&A	$27.62	$29.81	$28.39	$29.62
G&A	$5.06	$3.86	$4.44	$4.53
Stock‑based compensation	$1.29	$1.19	$1.46	$1.52

(1)	Average gas price received at the wellhead includes proceeds from natural gas liquids under percentage of proceeds contracts.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Oil sales revenues. Oil sales revenues decreased by $14.5 million to $272.4 million for the three months ended September 30, 2014 as compared to oil sales of $286.8 million for the same period in 2013. Our oil sales volume increased 9% to 3,191 thousand barrels (“MBbls”) in the third quarter of 2014 as compared to 2,921 MBbls in the third quarter of 2013. In the third quarter of 2014, our crude oil sales averaged 34.7 MBbls per day. The average price we realized on the sale of our oil decreased 13% from $98.19 per barrel sold in the third quarter of 2013 to $85.35 per barrel sold in the third quarter of 2014.
Natural gas sales revenues. Natural gas revenues increased by $7.0 million to $19.8 million for the three months ended September 30, 2014 as compared to natural gas revenues of $12.8 million for the same period in 2013. Natural gas sales volumes increased by 59% to 3,201 million cubic feet ("MMcf") for the three months ended September 30, 2014 as compared to 2,018 MMcf in the third quarter of 2013. In the third quarter of 2014, our natural gas sales averaged 34.8 MMcf per day. The volume increase is due to our continuing efforts to capture the natural gas from our wells through additional gas pipeline connection. The average price we realized on the sale of our natural gas was $6.18 per Mcf in the third quarter of 2014 compared to $6.32 per Mcf in the third quarter of 2013.
Oil and gas production expense. Our oil and gas production expense increased by $20.1 million to $79.2 million for the three months ended September 30, 2014, from $59.1 million for the three months ended September 30, 2013. The increase is comprised of a $1.4 million decrease in production taxes, a $18.7 million increase in lease operating expenses (“LOE”), and a $2.8 million increase in gathering, transportation and marketing expenses ("GTM").
The production tax decrease is attributable to decreased revenue as it is calculated as a fixed percentage of sales revenue. Production taxes as a percentage of sales revenue was 10.7% for the three months ended September 30, 2014 as compared to 10.9% for the three months ended September 30, 2013.
On a per unit basis, LOE increased from $6.28 per barrel sold in the third quarter of 2013 to $10.50 per barrel sold in the third quarter of 2014. The increase in LOE per barrel is partially a result of the normal decline in production, as our portfolio of producing wells ages, without a corresponding decrease in the ongoing fixed costs to operate these wells.  Our LOE during the third quarter was also impacted by an increase in oil field service costs, particularly with respect to workover operations, and costs associated with winterization.  As our well spacing declines, our LOE per barrel will also be negatively impacted by frac protection work, due to the need to shut in wells to avoid damage caused by completion work on adjacent wells.  As a result of these protective measures, we temporarily reduce production from shut-in wells and then incur additional costs to bring the wells back onto production.  As a result of these factors, LOE fluctuates between quarters as a result of the timing of expenses and realization of the corresponding production.
On a per unit basis, GTM increased from $1.87 per barrel sold in the third quarter of 2013 to $2.40 per barrel sold in the third quarter of 2014. GTM on a per BOE basis will vary depending on the transportation used and the rates charged by the carrier and natural gas sales volumes as a percentage of total sales volumes.
Depletion, depreciation, amortization and abandonment liability accretion (“DD&A”) expense. Our DD&A increased $5.8 million to $102.9 million for the three months ended September 30, 2014, from $97.1 million for the three months ended September 30, 2013. This increase is due to more production volumes being sold in the third quarter of 2014 as sales volumes increased by approximately 467 MBOE. On a per unit basis, DD&A decreased from $29.81 per BOE in the third quarter of 2013 to $27.62 per BOE in the third quarter of 2014. This decrease in DD&A rate was primarily the result of infill drilling and the addition of the related reserves.
General and administrative (“G&A”) expense. G&A expense increased by $6.3 million to $18.8 million for the three months ended September 30, 2014, from $12.6 million for the same period in 2013. Total employees have increased to 208 at September 30, 2014, from 172 at September 30, 2013. On a per unit basis, G&A increased from $3.86 per barrel sold in the third quarter of 2013 to $5.06 per barrel sold in the third quarter of 2014. The increase is primarily due to costs associated with the Arrangement Agreement with Whiting. Total transaction costs related to the Arrangement Agreement were approximately $6.8 million for the three months ended September 30, 2014. Excluding the transaction costs, G&A per barrel sold would have been $3.23 for the three months ended September 30, 2014.
Operating income. Our operating income was approximately $91.2 million for the three months ended September 30, 2014 as compared to approximately $130.8 million for the three months ended September 30, 2013. This 30%

decrease in operating income is primarily attributed to lower crude oil pricing, higher production expenses, higher total depletion expense and merger costs which were offset by an increase in sales volumes.
Gain (loss) on commodity price risk management activities. Primarily due to the decrease in NYMEX crude oil futures prices at September 30, 2014 as compared to June 30, 2014, we incurred a net gain on our price risk management activities of $83.1 million for the three months ended September 30, 2014 as compared to a net loss of $60.1 million for the three months ended September 30, 2013. This change is a result of our hedging program used to mitigate our exposure to commodity price fluctuations. Included in the net gain on our commodity price risk management activities were cash settlements we incurred on our commodity derivative instruments of approximately $9.0 million for transactions that were settled during the third quarter of 2014. The fair value of the open commodity derivative instruments will continue to change in value until the transactions are settled. Our cash flows will only be affected upon settlement of the transactions at the current market prices at that time.
Interest income (expense), net. For the three months ended September 30, 2014, we recognized interest expense of approximately $26.9 million as compared to $21.0 million for the three months ended September 30, 2013.
We incurred interest expense for the three months ended September 30, 2014 and 2013 of approximately $32.7 million and $29.5 million, respectively, related to the credit facility and our Senior Notes. Included in interest expense for the three months ended September 30, 2014 and 2013 was the amortization of deferred financing costs and bond premium of $1.4 million and $1.2 million, respectively. For the three months ended September 30, 2014 and 2013, we capitalized interest costs of $7.2 million and $9.7 million, respectively.
Income tax expense. For the three months ended September 30, 2014, we recognized income tax expense of approximately $55.3 million as compared to $19.5 million for the three months ended September 30, 2013. The effective income tax rate for the three months ended September 30, 2014 was 37.5% as compared to 38.5% for the same period in 2013. The effective income tax rate differed for the three months ended September 30, 2014 and 2013 primarily due to state income taxes, estimated permanent differences and changes in the valuation allowance.
Net income. Our net income was approximately $92.2 million for the three months ended September 30, 2014 as compared to $31.2 million for the three months ended September 30, 2013. Our net income was positively impacted by an increase in price risk management activities of $143.2 million. However, offsetting this increase was the increase in income tax expense of $35.8 million, an increase in interest expense of $5.8 million and a decrease in operating income of $39.6 million.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Oil sales revenues. Oil sales revenues increased by $181.5 million to $787.5 million for the nine months ended September 30, 2014 as compared to oil sales of $606.0 million for the same period in 2013. Our oil sales volume increased 37% to 8,898 MBbls in the first nine months of 2014 as compared to 6,475 MBbls in the first nine months of 2013. In the first nine months of 2014, our crude oil sales averaged 32.6 MBbls per day. The volume increase is due to the development of our Bakken properties as well as the acquisition in July 2013. Of the 2,423 MBbls increase in oil sales volume, 1,005 MBbls is related to the increase in production from producing wells acquired in the July 2013 acquisition and 1,418 MBbls is attributed to our ongoing development of our properties and undeveloped acreage prior to this acquisition. The average price we realized on the sale of our oil decreased 5% from $93.59 per barrel sold in the first nine months of 2013 to $88.50 per barrel sold in the first nine months of 2014.
Natural gas sales revenues. Natural gas revenues increased by $29.6 million to $61.7 million for the nine months ended September 30, 2014 as compared to natural gas revenues of $32.1 million for the same period in 2013. Natural gas sales volumes increased by 62% to 8,228 MMcf for the nine months ended September 30, 2014 as compared to 5,079 MMcf in the first nine months of 2013. In the first nine months of 2014, our natural gas sales averaged 30.1 MMcf per day. The average price we realized on the sale of our natural gas was $7.50 per Mcf in the first nine months of 2014 compared to $6.31 per Mcf in the first nine months of 2013. Overall, 79.6% of the increase in natural gas sales revenue was attributed to increased sales volumes and 20.4% was attributed to the increase in natural gas prices received. The volume increase is due to our continuing efforts to capture the natural gas from our wells through additional gas pipeline connections. Of the 3,148 MMcf increase in natural gas sales volume, 463 MMcf is related to the increase in production from producing wells acquired in the July 2013 acquisition and 2,685 MMcf is attributed to our ongoing development of our properties and undeveloped acreage prior to this acquisition.
Oil and gas production expense. Our oil and gas production expense increased by $75.7 million to $208.4 million for the nine months ended September 30, 2014, from $132.7 million for the nine months ended September 30, 2013. The increase is due to a $21.3 million increase in production taxes, a $46.9 million increase in LOE, and a $7.5 million increase in GTM.
The production tax increase is attributable to increased revenue as it is calculated as a fixed percentage of sales revenue. Production taxes as a percentage of sales revenue was 10.6% for the nine months ended September 30, 2014 as compared to 10.8% for the first nine months of 2013.
On a per unit basis, LOE increased from $6.46 per barrel sold in the first nine months of 2013 to $9.17 per barrel sold in the first nine months of 2014. The increase in LOE per barrel is partially a result of the normal decline in production, as our portfolio of producing wells ages, without a corresponding decrease in the ongoing fixed costs to operate these wells.  Our LOE during the third quarter was also impacted by an increase in oil field service costs, particularly with respect to workover operations, and costs associated with winterization.  As our well spacing declines, our LOE per barrel will also be negatively impacted by frac protection work, due to the need to shut in wells to avoid damage caused by completion work on adjacent wells.  As a result of these protective measures, we temporarily reduce production from shut-in wells and then incur additional costs to bring the wells back onto production.  As a result of these factors, LOE fluctuates between quarters as a result of the timing of expenses and realization of the corresponding production.
On a per unit basis, GTM increased from $2.25 per barrel sold in the first nine months of 2013 to $2.34 per barrel sold in the first nine months of 2014. GTM on a per BOE basis will vary depending on the transportation used and the rates charged by the carrier and natural gas sales volumes as a percentage of total sales volumes.
Depletion, depreciation, amortization and abandonment liability accretion expense. Our DD&A increased $74.7 million to $291.6 million for the nine months ended September 30, 2014, from $216.9 million for the nine months ended September 30, 2013. This increase is due to more production volumes being sold in the first nine months of 2014 as sales increased by approximately 2,948 MBOE. On a per unit basis, DD&A decreased from $29.62 per BOE in the first nine months of 2013 to $28.39 per BOE in the first nine months of 2014. This decrease in DD&A rate was primarily the result of infill drilling and the addition of the related reserves.
General and administrative expense. G&A expense increased by $12.4 million to $45.6 million for the nine months ended September 30, 2014, from $33.2 million for the same period in 2013. This increase is partially due to costs associated with the Arrangement Agreement with Whiting. Total transaction costs related to the Arrangement Agreement were approximately $6.8 million for the nine months ended September 30, 2014. Total employees have increased to 208 at September 30, 2014, from 172 at September 30, 2013. On a per unit basis, G&A decreased from $4.53 per barrel sold in the first nine months of 2013 to $4.44 per barrel sold in the first nine months of 2014. Excluding the transaction costs, G&A per barrel sold would have decreased to $3.77 for the first nine months ended September 30, 2014. The net decrease per barrel sold is primarily due to our increase in sales volumes from our ongoing Bakken development program as well as the acquisition in July 2013.
Operating income. Our operating income was approximately $303.7 million for the nine months ended September 30, 2014 as compared to approximately $255.4 million for the nine months ended September 30, 2013. This 19% increase in operating income is attributed to our on-going successful completions of wells and resulting increase in sales volumes in our Bakken play, and to a lesser extent, our acquisition in July 2013.
Gain (loss) on commodity price risk management activities. Primarily due to the decrease in NYMEX crude oil futures prices at September 30, 2014 as compared to December 31, 2013, we incurred a net gain on our price risk management activities of $2.0 million for the nine months ended September 30, 2014 as compared to a net loss of $53.2 million for the nine months ended September 30, 2013. This change is a result of our hedging program used to mitigate our exposure to commodity price fluctuations. Included in the net gain on our commodity price risk management activities were cash settlements we incurred on our commodity derivative instruments of approximately $43.6 million for transactions that were settled during the first nine months of 2014. The fair value of the open commodity derivative instruments will continue to change in value until the transactions are settled and we will likely add to our hedging program. Therefore, we expect our net income to reflect the volatility of commodity price forward markets. Our cash flows will only be affected upon settlement of the transactions at the current market prices at that time.
Interest income (expense), net. For the nine months ended September 30, 2014, we recognized interest expense of approximately $77.0 million as compared to $50.6 million for the nine months ended September 30, 2013.
We incurred interest expense for the nine months ended September 30, 2014 and 2013 of approximately $96.1 million and $73.3 million, respectively, related to the credit facility and our Senior Notes. Year-to-date 2014 includes interest expense from the issuance of our $400 million 2022 Notes issued in July 2013. Included in interest expense for the nine months ended September 30, 2014 and 2013 was the amortization of deferred financing costs and bond premium of $4.2 million and $3.0 million, respectively. For the nine months ended September 30, 2014 and 2013, we capitalized interest costs of $23.2 million and $25.6 million, respectively.
Income tax expense. For the nine months ended September 30, 2014, we recognized income tax expense of approximately $86.3 million as compared to $58.4 million for the nine months ended September 30, 2013. The effective income tax rate for the nine months ended September 30, 2014 was 37.7% as compared to 38.1% for the same period in 2013. The effective income tax rate differed for the nine months ended September 30, 2014 and 2013 primarily due to state income taxes, estimated permanent differences and changes in the valuation allowance.
Net income. Our net income was approximately $142.5 million for the nine months ended September 30, 2014 as compared to $94.8 million for the nine months ended September 30, 2013. Our overall increase in net income of $47.6 million for nine months ended September 30, 2014 as compared to the same period in 2013 was primarily the result of a benefit in our commodity price risk management activities of $55.2 million, offset by an increase in income tax expense of $27.9 million, and an increase in interest expense of $26.3 million. Additionally, our net income was positively impacted by an increase in operating income of $48.3 million.

Commitments and Contingencies

For a discussion of our commitments and contingencies, please refer to Note 11 - Commitments and Contingencies under Item 1 in this Quarterly Report, which is incorporated herein by reference.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet arrangements, as such term is defined in Item 303(a)(4)(ii) of Regulation S-K, at September 30, 2014 and December 31, 2013.

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Certain of the Company’s accounting policies are considered critical, as these policies are the most important to the depiction of the Company’s financial statements and require significant, difficult, or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. A summary of the Company’s significant accounting policies is included in Note 2 - Basis of Presentation and Significant Accounting Policies to the Company’s consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2013, as well as in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in such Form 10-K. There have been no significant changes in the Company’s application of its critical accounting policies during the nine months ended 2014.

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

The Company’s commodity derivative contracts as of September 30, 2014 are summarized below:

Collars	Basis (1)	Quantity (Bbl/d)	Strike Price ($/Bbl)
Oct 1, 2014 - Dec 31, 2015	NYMEX	300 - 350	$85.00 - $102.75

Swaps	Basis (1)	Average Quantity (Bbl/d)	Average Swap Price ($/Bbl)
Oct 1, 2014 - Dec 31, 2014 Total	NYMEX	25,800	$93.41
Jan 1, 2015 - Jun 30, 2015 Total	NYMEX	7,796	$93.08
Jul 1, 2015 - Dec 31, 2015 Total	NYMEX	3,291	$91.17

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

Interest Rate Risk

At September 30, 2014, we had $800.0 million outstanding under our 2019 Notes due December 1, 2019 at a fixed interest rate of 8.125%, $350.0 million outstanding under our 2021 Notes due January 15, 2021 at a fixed interest rate of 5.50% and $400.0 million outstanding under our 2022 Notes due February 1, 2022 at a fixed interest rate of 5.50%.

In addition, as of September 30, 2014, we had $1.35 billion available to us under our credit facility, of which, $870.0 million was drawn at September 30, 2014. The credit facility bears interest at variable rates. Assuming we had the maximum amount outstanding at September 30, 2014 under our credit facility of $1.35 billion, a 1.0% increase in interest rates would result in additional annualized interest expense of $13.5 million.

For a detailed discussion of the foregoing credit arrangements, including a discussion of the applicable interest rates, please refer to Note 4 - Long-Term Debt under Item 1 in this Quarterly Report.

ITEM 4. CONTROLS AND PROCEDURES
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2014. On the basis of this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Exchange Act) during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Subsequent to the announcement of the Arrangement, seven purported class action lawsuits have been filed on behalf of the Company's shareholders in the United States District Court for the District of Colorado: Quigley and Koelling v.Whiting Petroleum Corporation, et al., Case No. 1:14-cv-02023, filed July 22, 2014 (the plaintiffs voluntarily dismissed this lawsuit on September 24, 2014); Fioravanti v. Krysiak, et al., Case No. 1:14-cv-02037, filed July 23, 2014 (the plaintiffs voluntarily dismissed this lawsuit October 24, 2014); Wilkinson v.Whiting Petroleum Corporation, et al., Case No. 1:14-cv-2074, filed July 25, 2014 (the plaintiffs voluntarily dismissed this lawsuit on October 23, 2014); Goldsmith v. Krysiak, et al., Case No. 1:14-cv-2098, filed July 29, 2014 (the plaintiffs voluntarily dismissed this lawsuit on October 31, 2014); Rogowski v.Whiting Petroleum Corporation, et al., Case No. 1:14-cv-2136, filed July 31, 2014 (the plaintiffs voluntarily dismissed this lawsuit on October 20, 2014); Reiter v. Peterson, et al., Case No. 1:14-cv-02176, filed August 6, 2014; Sohler v. Whiting Petroleum Corporation, et al., Case No. 1:14-cv-02863, filed October 20, 2014 (the “Sohler Case”); and one purported class action lawsuit has been filed on behalf of the Company's shareholders in Denver District Court, State of Colorado: The Booth Family Trust v. Kodiak Oil & Gas Corp., et al., Case No. 14-cv-32947, filed July 25, 2014. This last case was removed to the United States District Court for the District of Colorado on September 4, 2014 and is pending in that court now as Case No. 1:14-cv-2457. It is possible that other related or amended suits could subsequently be filed. The defendants have filed motions to dismiss with prejudice in the all remaining cases other than the Sohler Case. The allegations in the three remaining lawsuits are similar. They purport to be brought as class actions on behalf of all shareholders of the Company. The complaints name as defendants the individual members of the Company's board of directors, Whiting and Whiting Canadian Sub and list the Company as a nominal party or a defendant. The complaints allege that the Company's board of directors breached its fiduciary duties to the Company's shareholders by, among other things, failing to engage in a fair sale process before approving the Arrangement and to maximize shareholder value in connection with the Arrangement. Additionally, the Sohler Case alleges violations under Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14a-9 promulgated thereunder. Specifically, the complaints allege that the Company's board of directors undervalued the Company in connection with the Arrangement and that the Company's board of directors agreed to certain deal protection mechanisms that precluded the Company from obtaining competing offers. The complaints also allege that Whiting and Whiting Canadian Sub aided and abetted the Company's board of directors’ alleged breaches of fiduciary duties. The Sohler Case alleges additionally that in issuing the preliminary joint proxy statement/circular the Company's board of directors violated the cited sections of and rule promulgated under the Exchange Act. The complaints seek, among other things, injunctive relief preventing the closing of the Arrangement, rescission of the Arrangement or an award of rescissory damages to the purported class in the event that the Arrangement is consummated, and damages, including counsel fees and expenses. Whiting and the Company believe each lawsuit is without merit.

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
Completion of the Arrangement is contingent upon, among other things, the receipt of certain court and regulatory approvals. We and Whiting can provide no assurance that all required court and regulatory approvals will be obtained or that the approvals or consents will not contain terms, conditions or restrictions that would be detrimental to the combined company after completion of the Arrangement.
Delays in completing the Arrangement may substantially reduce the expected benefits of the Arrangement.
Satisfying the conditions to, and completion of, the Arrangement may take longer than, and could cost more than, we expect. Any delay in completing or any additional conditions imposed in order to complete the Arrangement may materially adversely affect the synergies and other benefits that we expect to achieve from the Arrangement and the integration of our businesses. In addition, we and Whiting each have the right to terminate the Arrangement Agreement if the Arrangement is not completed by January 9, 2015.
Shareholder litigation against us and/or Whiting could result in an injunction preventing completion of the Arrangement, the payment of damages in the event the Arrangement is completed and/or may adversely affect the combined company’s business, financial condition or results of operations following the Arrangement.
Transactions such as the Arrangement are often subject to lawsuits by stockholders.  In connection with the Arrangement, seven purported class action lawsuits have been filed on behalf of the Company's shareholders in the United States District Court for the District of Colorado: Quigley and Koelling v.Whiting Petroleum Corporation, et al., Case No. 1:14-cv-02023, filed July 22, 2014 (the plaintiffs voluntarily dismissed this lawsuit on September 24, 2014); Fioravanti v.

Krysiak, et al., Case No. 1:14-cv-02037, filed July 23, 2014 (the plaintiffs voluntarily dismissed this lawsuit October 24, 2014); Wilkinson v.Whiting Petroleum Corporation, et al., Case No. 1:14-cv-2074, filed July 25, 2014 (the plaintiffs voluntarily dismissed this lawsuit on October 23, 2014); Goldsmith v. Krysiak, et al., Case No. 1:14-cv-2098, filed July 29, 2014 (the plaintiffs voluntarily dismissed this lawsuit on October 31, 2014); Rogowski v.Whiting Petroleum Corporation, et al., Case No. 1:14-cv-2136, filed July 31, 2014 (the plaintiffs voluntarily dismissed this lawsuit on October 20, 2014); Reiter v. Peterson, et al., Case No. 1:14-cv-02176, filed August 6, 2014; Sohler v. Whiting Petroleum Corporation, et al., Case No. 1:14-cv-02863, filed October 20, 2014 (the “Sohler Case”); and one purported class action lawsuit has been filed on behalf of the Company's shareholders in Denver District Court, State of Colorado: The Booth Family Trust v. Kodiak Oil & Gas Corp., et al., Case No. 14-cv-32947, filed July 25, 2014. This last case was removed to the United States District Court for the District of Colorado on September 4, 2014 and is pending in that court now as Case No. 1:14-cv-2457. It is possible that other related or amended suits could subsequently be filed. The defendants have filed motions to dismiss with prejudice in the all remaining cases other than the Sohler Case. The allegations in the three remaining lawsuits are similar. They purport to be brought as class actions on behalf of all shareholders of the Company. The complaints name as defendants the individual members of the Company's board of directors, Whiting and Whiting Canadian Sub and list the Company as a nominal party or a defendant. The complaints allege that the Company's board of directors breached its fiduciary duties to the Company's shareholders by, among other things, failing to engage in a fair sale process before approving the Arrangement and to maximize shareholder value in connection with the Arrangement. Additionally, the Sohler Case alleges violations under Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14a-9 promulgated thereunder. Specifically, the complaints allege that the Company's board of directors undervalued the Company in connection with the Arrangement and that the Company's board of directors agreed to certain deal protection mechanisms that precluded the Company from obtaining competing offers. The complaints also allege that Whiting and Whiting Canadian Sub aided and abetted the Company's board of directors’ alleged breaches of fiduciary duties. The Sohler Case alleges additionally that in issuing the preliminary joint proxy statement/circular the Company's board of directors violated the cited sections of and rule promulgated under the Exchange Act. The complaints seek, among other things, injunctive relief preventing the closing of the Arrangement, rescission of the Arrangement or an award of rescissory damages to the purported class in the event that the Arrangement is consummated, and damages, including counsel fees and expenses. Whiting and the Company believe each lawsuit is without merit.
One of the conditions to the closing of the Arrangement is that no law, order, injunction or judgment has been enacted or issued by any government entity that has the effect of prohibiting the consummation of the Arrangement. Consequently, if any lawsuit is successful in obtaining an injunction prohibiting us or Whiting from consummating the Arrangement on the agreed upon terms, the injunction may prevent the Arrangement from being completed within the expected timeframe, or at all. Furthermore, if the Arrangement is prevented or delayed, the lawsuits could result in substantial costs, including any costs associated with the indemnification of directors. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Arrangement is completed may adversely affect the combined company’s business, financial condition or results of operations.
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

KODIAK OIL & GAS CORP.

November 6, 2014	By:	/s/ LYNN A. PETERSON
Lynn A. Peterson
President and Chief Executive Officer
(principal executive officer)

November 6, 2014	By:	/s/ JAMES P. HENDERSON
James P. Henderson
Chief Financial Officer, Secretary and Treasurer
(principal financial and accounting officer)